Form 10QSB
period 2007-09-30
Tres Estrellas Enterprises, Inc.
filed 2007-11-08
CIK 1399488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2007

                        Commission File Number 333-146263


                        TRES ESTRELLAS ENTERPRISES, INC.
                 (Name of small business issuer in its charter)

        Nevada                                                  20-8644177
(State of Incorporation)                                (IRS Employer ID Number)

                          3401 Adams Avenue, Suite 302
                            San Diego, CA 92116-2490
                                 (775) 352-3896
             (Address and Telephone Number of Registrant's Principal
               Executive Offices and Principal Place of Business)


                          3401 Adams Avenue, Suite 302
                            San Diego, CA 92116-2490
                            Telephone: (775)352-3896
                               Fax: (775) 996-8780
            (Name, Address and Telephone Number of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 5,500,000 shares of Common Stock outstanding as of September 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tres Estrellas Enterprises, Inc.

I have reviewed the condensed balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of September 30, 2007, and the related condensed statements of operations for the three months ended September, 2007 and for the period from March 5, 2007 (inception) to September 30, 2007, and condensed statements of cash flows for the three months ended September 30, 2007 and for the period from March 5, 2007 (inception) to September 30, 2007. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of June 30, 2007, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated August 19, 2007, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
------------------------------
Seattle, Washington
October 30, 2007

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      As of              As of
                                                                   September 30,        June 30,
                                                                       2007               2007
                                                                     --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                               $  5,924           $ 10,285
                                                                     --------           --------
TOTAL CURRENT ASSETS                                                    5,924             10,285

OTHER ASSETS
  Organization Costs                                                    1,970              1,970
                                                                     --------           --------
TOTAL OTHER ASSETS                                                      1,970              1,970

                                                                     $  7,894           $ 12,255
                                                                     ========           ========

              LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from Director                                                    1,970              1,970
                                                                     --------           --------

TOTAL CURRENT LIABILITIES                                               1,970              1,970
                                                                     --------           --------
TOTAL LIABILITIES                                                       1,970              1,970

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding
   as of September 30, 2007 and June 30, 2007 respectively)             5,500              5,500
  Additional paid-in capital                                            5,500              5,500
  Deficit accumulated during exploration stage                         (5,076)              (715)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    5,924             10,285
                                                                     --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)             $  7,894           $ 12,255
                                                                     ========           ========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------


                                                                  March 5, 2007
                                            Three Months            (inception)
                                               Ended                  through
                                            September 30,          September 30,
                                                2007                   2007
                                             ----------             ----------
REVENUES
  Revenues                                   $       --             $       --
                                             ----------             ----------
TOTAL REVENUES                                       --                     --

OPERATING COSTS
  Administrative Expenses                         4,361                  5,076
                                             ----------             ----------
TOTAL OPERATING COSTS                             4,361                  5,076
                                             ----------             ----------

NET INCOME (LOSS)                            $   (4,361)            $   (5,076)
                                             ==========             ==========

BASIC EARNINGS (LOSS) PER SHARE              $    (0.00)
                                             ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    5,500,000
                                             ==========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                        March 5, 2007
                                                                     Three Months        (inception)
                                                                        Ended              through
                                                                     September 30,      September 30,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (4,361)          $ (5,076)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Organizational Costs                              --             (1,970)
    Increase (decrease) in Loan from Director                                --              1,970
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,361)            (5,076)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                   --                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              5,500
  Additional paid-in capital                                                 --              5,500
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             11,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          (4,361)             5,924

CASH AT BEGINNING OF PERIOD                                              10,285                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $  5,924           $  5,924
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                 See Accompanying Notes and Accountant's Report

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
--------------------------------------------------------------------------------

1. ORGANIZATION

   Tres Estrellas Enterprises, Inc. (the "Company") is a Nevada corporation incorporated on March 5, 2007. The Company is a development stage company that intends to utilize the latest products and methods in pipe restoration plumbing contractor services for commercial and residential buildings. The latest products and methods in pipe restoration involve cleaning existing pipes in buildings and applying the latest epoxy coatings to the inside of the pipes. These products and methods allow a building's pipes to be restored without tearing out walls or pipes in the building. To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company's fiscal year end is December 31.

   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2007, the Company had a loss from operations of $5,076, stockholders' equity of $5,924 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

   The ability of the Company to emerge from the development  stage is dependent
   upon,  among  other  things,   obtaining  additional  financing  to  continue
   operations, and development of its business plan.

   In response to these problems, management intends to raise additional funds through public or private placement offerings.

   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

   A) BASIS OF PRESENTATION

   The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

   B) USE OF ESTIMATES

   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   C) CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

   D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

   The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

   E) SEGMENTED REPORTING

   SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

   F) FEDERAL INCOME TAXES

   Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   G) EARNINGS (LOSS) PER SHARE

   The  Company  has  adopted  Financial  Accounting  Standards  Board  ("FASB")
   Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

   H) STOCK-BASED COMPENSATION

   The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as
   originally   issued)  and  Emerging   Issues  Task  Force  Issue  No.  96-18,
   "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended September 30, 2007 the Company did not have any stock-based compensation.

   I) REVENUE RECOGNITION

   The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of services income and will be recognized only when all of the following criteria have been met:

     (i)  Persuasive   evidence  for  an  agreement  exists;
     (ii) Service has occurred;
     (iii)The fee is  fixed or  determinable;  and
     (iv) Revenue is reasonably assured.

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
--------------------------------------------------------------------------------

3. CAPITAL STOCK

   A) AUTHORIZED STOCK

   The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

   B) SHARE ISSUANCES

   Since inception (March 5, 2006), to September 30, 2007, the Company has issued a total of 5,500,000 common stock shares to the sole officer and director at $0.002 per share for a total of $11,000.

4. INCOME TAXES

   The company has incurred operating losses of $5,076, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

   Details of future income tax assets are as follows:

                                                                      2007
                                                                    -------
     Future income tax assets:
       Net  operating  loss (from inception (March 5, 2007
       to September 30, 2007)                                       $ 5,076
       Statutory tax rate (combined federal and state)                   34%
                                                                    -------
       Non-capital tax loss                                           1,726
       Valuation allowance                                           (1,726)
                                                                    -------
                                                                    $    --
                                                                    =======


   The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

5. NEW ACCOUNTING PRONOUNCEMENTS

   Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company's financial statements.

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
--------------------------------------------------------------------------------

5. NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

   FASB STATEMENTS:

   In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

   In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

   In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

   In  March  2006,  FASB  issued  Financial   Accounting   Standards  No.  156,
   "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
--------------------------------------------------------------------------------

5. NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

   In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

   In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

   In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

6. RELATED PARTY TRANSACTIONS

   Jose Chavez, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

   Jose Chavez, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's SB-2 offering. He will also not receive any interest

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS - CONTINUED

   on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

   While the company is seeking additional capital, Mr. Chavez has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Chavez was $ 1,970 on September 30, 2007.

7. SUBSEQUENT EVENT

   On October 9, 2007 the company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission was declared effective. The Registration Statement registers 6,000,000 common stock shares to be sold at a price per share of $0.004 to raise $24,000 to implement the company's business plan. The offering was completed on October 15, 2007 selling 6,000,000 shares to 40 un-affiliated investors for total proceeds of $24,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are a development stage company and have generated no revenue to date.

We incurred operating expenses of $4,361 for the three-month period ended September 30, 2007. These expenses consisted of general and administrative expenses and costs associated with the filing of our SB-2 Registration Statement.

Our cash at September 30, 2007 was $5,924. We had liabilities of $1,970 as of September 30, 2007, consisting of a loan payable to our director. The loan is interest free with no specific terms of repayment.

Cash provided by financing activities from inception though September 30, 2007, was $11,000. These funds consisted of $11,000 from the sale of our common stock to our director, Jose Chavez, who purchased 5,000,000 shares of common stock at $.002 per share on April 3, 2007.

Subsequent to our September 30, 2007, we completed our offering of 6,000,000 shares pursuant to an SB-2 registration statement which was declared effective on October 9, 2007. The offering was completed and closed on October 15, 2007 for total proceeds of $24,000.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2007 was $5,924. Our business plan requirements were based on our ability to complete our offering to raise $24,000, which we were able to do. The offering was completed on October 15, 2007. We intend to begin paying our director a salary of $400 per month in November 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $5,076 in expenses as of September 30, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2007.

                      Balance Sheet Data:          9/30/07
                      -------------------          -------

                      Cash                          $5,924
                      Total assets                  $7,894
                      Total liabilities             $1,970
                      Shareholders' equity          $5,924

Other than the 6,000,000 shares offered pursuant to our registration statement, no other source of capital has been identified or sought. Our director has verbally agreed to loan the company funds to continue operations, if necessary, prior to generating revenues from operations, but there is no formal commitment, arrangement or legal obligation requiring him to advance or loan funds to us.

PLAN OF OPERATION:

The following milestones are estimates from our director. They are estimates only. The number of employees, initial expenses, and other projected business milestones are approximations only, and are subject to adjustments based upon the requirements of the business and costs of those requirements. We intend to execute the following portions of our business plan over a twelve month period:

INITIAL TWO MONTHS:

During this period of our operations, we intend to begin by registering our securities with the Securities and Exchange Commission so that we may make our offering to the public in the amount of $24,000. Our director will begin his marketing plans, determine office furniture and equipment needs, and look for office space. We intend to incur costs and expenses solely for paying our director a monthly salary beginning in November 2007. Our costs and expenses of operations for this period are estimated to be a total of $400.

MONTHS THREE THROUGH SIX:

During this period of our operations, we intend to continue developing our marketing plan, begin renting office space, begin paying for telephone and utilities, hire an office assistant, purchase furniture and equipment, begin paying for an Internet web page development, begin marketing and advertising, and pay our director a salary. Our costs and expenses of operations for this period are estimated to be: Rent - $200 per month, Utilities & Telephone - $100 per month, Office Assistant - $200 per month, Furniture & Equipment - $3,800, Internet Web Page - $500, Marketing & Advertising - $500, Director Salary - $400 per month. Our costs and expenses of operations for this period are estimated to be a total of $7,200.

MONTHS SEVEN THROUGH NINE:

During this period of our operations, we intend to continue renting office space, continue paying for telephone and utilities, continue paying for an office assistant, hire two plumbers, continue paying for an Internet web page development, continue marketing and advertising, and pay our director a salary. Our costs and expenses of operations for this period are estimated to be: Rent - $200 per month, Utilities & Telephone - $100 per month, Office Assistant - $200 per month, Two Plumber Salaries - $1,000 per month, Internet Web Page - $500 per month, Marketing & Advertising - $500 per month, Director Salary - $400 per month. Our costs and expenses of operations for this period are estimated to be a total of $7,700.

MONTHS TEN THROUGH TWELVE:

During this period of our operations, we intend to continue renting office space, continue paying for telephone and utilities, continue paying for an office assistant, continue paying for two plumbers, continue paying for Internet web page costs, continue marketing and advertising, and pay our director a salary. Our costs and expenses of operations for this period are estimated to be: Rent - $200 per month, Utilities & Telephone - $100 per month, Office Assistant - $200 per month, Two Plumber Salaries - $1,000 per month, Internet Web Page - $500 per month, Marketing & Advertising - $500 per month, Director Salary - $400 per month. Our costs and expenses of operations for this period are estimated to be a total of $8,700.

SIGNIFICANT ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-146263.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

A) BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (US GAAP) applicable to development stage companies.

B) USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

E) SEGMENTED REPORTING

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

F) FEDERAL INCOME TAXES

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

G) EARNINGS (LOSS) PER SHARE

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

H) STOCK-BASED COMPENSATION

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended September 30, 2007 the Company did not have any stock-based compensation.

I) REVENUE RECOGNITION

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of services income and will be recognized only when all of the following criteria have been met:

     a.   Persuasive evidence for an agreement exists;
     b.   Service has occurred;
     c.   The fee is fixed or determinable; and
     d.   Revenue is reasonably assured.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in our Form SB-2 Registration Statement, filed under SEC File Number 333-146263, at the SEC website at www.sec.gov:

Exhibit No.                      Description
-----------                      -----------

    3.1        Articles of Incorporation*
    3.2        Bylaws*
   31.1        Sec. 302 Certification of Chief Executive Officer
   31.2        Sec. 302 Certification of Chief Financial Officer
   32.1        Sec. 906 Certification of Chief Executive Officer
   32.2        Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on November 5, 2007, thereunto duly authorized.


By: /s/ Jose Chavez
   --------------------------------------------------------
   JOSE CHAVEZ
   President, Chief Executive Officer,
   and Chairman of the Board of Directors


By: /s/ Jose Chavez
   --------------------------------------------------------
   JOSE CHAVEZ
   Chief Financial Officer and Principal Accounting Officer