Form 10KSB
period 2007-12-31
Tres Estrellas Enterprises, Inc.
filed 2008-03-10
CIK 1399488

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

                        Commission File Number 333-146263


                        Tres Estrellas Enterprises, Inc.
             (Exact name of Registrant as specified in its charter)

           Nevada                               1711                        20-8644177
(State or Other Jurisdiction of      (Primary Standard Industrial        (I.R.S. Employee
Incorporation or Organization)        Classification Code Number)       Identification No.)

3401 Adams Avenue, Suite 302, San Diego, CA 92116-2490                      775-352-3896
       (Address of principal executive offices)                    (Registrant's telephone number,
                                                                          including area code)

                                                       With copies to:
      Jose Chavez, CEO                      Jill Arlene Robbins, Attorney at Law
3401 Adams Avenue, Suite 302                        1224 Washington Ave.
  San Diego, CA 92116-2490                       Miami Beach, Florida 33139
     Phone: 775-352-3896                           Telephone: (305) 531-1174
     Fax:   775-996-8780                               Fax: (305) 531-1274
(Name, address and telephone
number of agent for service)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended December 31, 2007 the company had no revenue. As of December 31, 2007, the registrant had 11,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                             3
Item 2.  Description of Property                                             8
Item 3.  Legal Proceedings                                                   8
Item 4.  Submission of Matters to a Vote of Securities Holders               9

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities               9
Item 6.  Management's Discussion and Analysis or Plan of Operation          11
Item 7.  Financial Statements                                               15
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               28
Item 8A. Controls and Procedures                                            28

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons       28
Item 10. Executive Compensation                                             30
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                        31
Item 12. Certain Relationships and Related Transactions                     31
Item 13. Exhibits                                                           32
Item 14. Principal Accountant Fees and Services                             32

Signatures                                                                  33

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

ORGANIZATION IN THE LAST FIVE YEARS

Tres Estrellas Enterprises, Inc. was incorporated in Nevada on March 5, 2007 for the purpose of utilizing the latest products and methods in pipe restoration plumbing contractor services for commercial and residential rental buildings in Baja California, Mexico. At our formation, the board of directors voted to seek capital and began development of our business plan. We received our initial funding through the sale of common stock to our sole officer and director. Our director has worked in Baja California as a plumbing contractor for the past ten years and supervised advanced methods of pipe restoration for commercial and residential construction projects for the past five years. The Company currently is in a development stage, and although it has formed its business plan, it has conducted no operating activities and will not proceed with its business plan until such time as it receives additional funding through the sale of securities pursuant to the SB-2 Registration Statement.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There have been no bankruptcy, receivership or similar proceedings.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

We intend to implement our business plan to offer our proposed pipe restoration services to commercial and residential rental building owners in Baja California, Mexico in 2008. We intend to utilize the latest products and methods in pipe restoration involving cleaning existing pipes in buildings and applying the latest epoxy coatings to coat and seal the inside of the pipes. These products and methods allow a building's pipes to be restored without tearing out walls or pipes in the building. This is a faster, cleaner, and less expensive way to restore older pipes than traditional demolition of walls and pipes and installing all new pipes. Pipe restoration is superior to pipe replacement as restoration will normally double or triple the useful life of these pipes compared to the normal thirty to forty year life of replacing the pipes. In addition, pipes may be restored through the use of epoxy coatings two to three times before pipe replacement is needed. Management has determined this type of pipe restoration is between forty and fifty percent less costly than traditional construction processes of removing existing pipes and installing new pipes in older building frames and foundations. Epoxy coatings for pipe restoration have been used for over twenty years in Europe, in commercial vessel repair, and by the U.S. Navy. This type of pipe restoration process has been used in the United States for over ten years, however, it has only found applications in commercial and residential construction in Mexico during the last five years. Because of the relative newness of this process, Management has only found two plumbing contractors in Baja California who are currently offering this type of pipe repair. Building owners have used traditional pipe replacement methods because they are not aware of the advantages of using pipe relining, or there are no plumbing contractors offering this service in their area.

In a relatively new segment of the pipe restoration business, we intend to offer our services to a growing market for pipe replacement and restoration: contracting for the repair of desalinization tanks and pipes for building owners in Baja California, Mexico who rely solely on desalinization of sea water for all of their fresh water needs. Baja California's primary climate is that of a desert, with very small amounts of rainfall and underground fresh water. In Baja California, many municipal water authorities, and all hotels, golf courses, local bottled water producers, private homes in gated communities, resort condominiums and vacation club rental properties utilize sea water for producing their fresh water. In Baja California, fresh water from wells, or from transportation of water in large tanker trucks, provides only a small portion of necessary potable water. While Mexicali, a city on the southeastern border of California, does receive water from the Colorado River flowing through California, the majority of Colorado River water is used for commercial and farming industries, with the local residents relying upon tanker trucks of water for their potable water. The numerous desalinization systems throughout Baja California provide fresh water to the majority of residents, however, the sea water salt and the nature of the desalinization process itself accelerates the deterioration of the tanks, pumps, and pipes used in making fresh water. We intend to make these numerous desalinization systems' owners one of our major target customers, as a significant part of our planned commercial building market.

Our director has identified older buildings and residences in large Baja California cities such as Mexicali and Cabo San Lucas which are areas with a large number of multi-unit residential rental and commercial buildings which were constructed prior to 1980. While our director has not conducted formal pipe restoration industry studies, and is unaware of any such studies, his experience in securing pipe restoration contracts in Baja California suggests there are currently approximately 10,000 buildings suitable for pipe restoration work in Baja California. Each year, additional older buildings reach an age of thirty to forty years or more at which time their plumbing pipes require extensive replacement or repair. Through our director's experience in this type of business, we believe the aging building pipe replacement and repair market is growing at a rate of approximately 2,000 buildings per year in Baja California, Mexico.

STATUS OF ANY PUBLICLY ANNOUNCED  NEW PRODUCTS OR SERVICES

We have no new product or service planned or announced to the public.

COMPETITION AND COMPETITIVE POSITION

In Baja California, the broad market for general plumbing contractors is large and competitive, with many very small businesses and sole proprietors competing for small jobs. There a number of larger plumbing contractors, with two large plumbing contractors, Plomeros Unidos and Plomero Vel competing directly in our target pipe restoration market.

As Tres Estrellas Enterprises, Inc., is a development stage company, the size and financial strengths of the Company's competitors are substantially greater than those of the Company. Although we have limited access to in-depth information regarding the day by day operations of our competitors, we believe that we can effectively compete because of our director's extensive knowledge of plumbing and pipe restoration services, his experience in managing pipe restoration jobs efficiently and profitably, and his sales experience and customer contacts in our target market areas.

SUPPLIERS AND SOURCES OF RAW MATERIALS

We have no current contracts with pipe restoration material and equipment suppliers. Although we have no current relationship with suppliers, we intend to utilize material and equipment suppliers known to our director, such as Materiales Y Plomeria Universal, S.A. and Proveedora Herba, S.A. in Baja California and Sonora, Mexico. These are general plumbing material and equipment suppliers that serve plumbing contractors and require payment at time of delivery of materials and equipment, with no long term contracts necessary.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We will not depend on any single or a small number of major customers. Our director has extensive experience in the our target market, the Mexican states of Baja California and Sonora, in residential rental and commercial sales, estimating, and management of plumbing and pipe restoration construction services. These targeted customers represent a broad base of potential sales.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans to apply for registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our services.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE COMPANY'S BUSINESS

Our business will be subject to Mexican Federal laws and regulations that relate to employment, social security, national health policies, and to individual State laws pertaining to construction building codes.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of any environmental regulations that could directly affect our operations, but no assurance can be given that environmental regulations will not, in the future, have a material adverse impact on our business. Should new governmental environmental regulations be enacted that affect our business, related direct and indirect costs could result in a material negative impact on our ability to achieve or sustain profits.

NUMBER OF EMPLOYEES

We have one employee, our sole director and officer who will devote as much time as the board of directors determines is necessary to manage the affairs of the company. The officer intends to work on a full time basis when we raise capital per our business plan. Our business plan calls for hiring three new full-time employees during the next twelve months.

REPORTS TO SECURITIES HOLDERS

We will file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statement or other information that we file with the Commission at the Commission's public reference rooms in Washington, D.C. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov. This Prospectus is part of a registration statement we filed with the Securities and Exchange Commission. The Prospectus and any accompanying Prospectus supplement do not contain all of the information included in the registration statement. We have omitted a few parts of the registration statement according to the rules and regulations of the Securities and Exchange Commission. For further information, we refer you to the registration statement, including its exhibits and schedules. You should not assume that the information in this Prospectus or any supplement is accurate as of any date other than the date on the front of those documents. We do not intend to distribute annual reports or audited financial statements to our shareholders. This information may be found in our filings with the Securities and Exchange Commission.

RISK FACTORS

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated on March 5, 2007; we have not yet commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR TRES ESTRELLAS ENTERPRISES, INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING

CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

Our only asset is $27,741 cash in the bank. As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

TRES ESTRELLAS ENTERPRISES, INC HAS NO SALES, PROVEN MARKET, OR CONSUMER DEMAND. WITHOUT SIGNIFICANT USER DEMAND FOR OUR SERVICES, THE COMPANY COULD HAVE CONTINUED NEGATIVE CASH FLOW AND BE UNABLE TO REMAIN IN BUSINESS.

The lack of a proven market for our services means that the true market may be minor or nonexistent. This could result in little or no revenue.

OUR COMPETITORS HAVE BEEN IN BUSINESS LONGER THEN WE HAVE AND HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO. SHOULD WE BE UNABLE TO ACHIEVE ENOUGH CUSTOMER MARKET SHARE IN OUR INDUSTRY, WE MAY EXPERIENCE LOWER LEVELS OF REVENUE THAN OUR BUSINESS PLAN ANTICIPATES.

In our development stage, we will have size and market share disadvantages as we attempt to implement our marketing plan. We may be unsuccessful in achieving our sales goals and market share and, therefore, be unable to ever become a competitive force in our industry.

THERE IS NO ACTIVE TRADING MARKET FOR OUR SECURITIES, INVESTORS SHOULD BE AWARE THEY PROBABLY WILL BE UNABLE TO SELL THEIR SHARES AND THEIR INVESTMENT IN OUR SECURITIES IS NOT LIQUID.

We are listed on the OTC Electronic Bulletin Board but there has been no active trading market. There is no guarantee of trading volume or trading price levels sufficient for investors to sell their stock, recover their investment in our stock, or profit from the sale of their stock.

OUR SHARES ARE DEFINED AS "PENNY STOCK", THE RULES IMPOSED ON THE SALE OF THE SHARES MAY AFFECT AN INVESTORS ABILITY TO RESELL ANY SHARES, IF AT ALL.

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect an investor's ability to resell any shares.

OUR DIRECTOR WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS MINORITY SHAREHOLDERS MAY HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT THEIR ABILITY TO EVER RESELL ANY SHARES.

Our executive officer and sole director owns 47% of our common stock. Due to the amount of his share ownership, he has a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect an investor's ability to ever resell shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

ITEM 2 - DESCRIPTION OF PROPERTY

Our principal executive office address is 3401 Adams Avenue, Suite 302, San Diego, CA 92116-2490. The principal executive office and telephone number are provided by the officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. We consider our current principal office space arrangement adequate for the foreseeable future.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 4, 2007 we received our listing for quotation on the Over-the-Counter Bulletin Board under the symbol "TLLA". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 5,500,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 5,500,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of December 31, 2007, we have 11,500,000 Shares of $0.001 par value common stock issued and outstanding held by 41 shareholders of record.

Island Stock Transfer is our transfer agent.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $20,759 in expenses through December 31, 2007.

The following table provides selected financial data about our company for the year ended December 31, 2007.

                     Balance Sheet Data:          12/31/07
                     -------------------          --------

                     Cash                          $27,741
                     Total assets                  $29,711
                     Total liabilities             $15,470
                     Shareholders' equity          $14,241

There was $50,470 cash provided by financing activities for the year ended December 31, 2007, this consisted of $11,000 from the sale of shares to our director, $24,000 resulting from the sale of our common stock to 40 independent investors and $15,470 in a loan from our director.

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $27,741. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our development stage. Our director loaned the company a total of $15,470 for the year ended December 31, 2007 and will continue to loan the company funds as needed. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date. We have sold $35,000 in equity securities to pay for our operations.

Our business plan is to offer a proposed pipe restoration services to commercial and residential rental building owners in Baja California, Mexico in 2008. We intend to utilize the latest products and methods in pipe restoration involving cleaning existing pipes in buildings and applying the latest epoxy coatings to coat and seal the inside of the pipes. These products and methods allow a building's pipes to be restored without tearing out walls or pipes in the building. This is a faster, cleaner, and less expensive way to restore older pipes than traditional demolition of walls and pipes and installing all new pipes. Pipe restoration is superior to pipe replacement as restoration will normally double or triple the useful life of these pipes compared to the normal thirty to forty year life of replacing the pipes. In addition, pipes may be restored through the use of epoxy coatings two to three times before pipe replacement is needed. Management has determined this type of pipe restoration is between forty and fifty percent less costly than traditional construction processes of removing existing pipes and installing new pipes in older building frames and foundations. Epoxy coatings for pipe restoration have been used for over twenty years in Europe, in commercial vessel repair, and by the U.S. Navy. This type of pipe restoration process has been used in the United States for over ten years, however, it has only found applications in commercial and residential construction in Mexico during the last five years. Because of the relative newness of this process, Management has only found two plumbing contractors in Baja California who are currently offering this type of pipe repair. Building owners have used traditional pipe replacement methods because they are not aware of the advantages of using pipe relining, or there are no plumbing contractors offering this service in their area.

We have developed our marketing plans, begun sales meetings with building owners for potential job bidding later this year, and rented our first office space. We have contacted industry equipment vendors and met with their sales representatives in order to determine which companies we will utilize to either purchase or lease equipment we deem necessary for our proposed plumbing services.

During the coming year of our operations, we have budgeted $2,400 for renting office space, $1,200 for telephone and utilities, $2,400 for an office assistant, $12,000 for two plumbers, $7,000 for Internet and trade magazine marketing and advertising, and $4,800 for director's salary.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

H) STOCK-BASED COMPENSATION

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". For the period ended December 31, 2007 the Company did not have any stock-based compensation.

I) REVENUE RECOGNITION

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of services income and will be recognized only when all of the following criteria have been met:

     (i)   Persuasive evidence for an agreement exists;
     (ii)  Service has occurred;
     (iii) The fee is fixed or determinable; and
     (iv)  Revenue is reasonably assured.

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended December 31, 2007 immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tres Estrellas Enterprises, Inc.

I have audited the accompanying balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of December 31, 2007, and the related statement of operations, stockholders' equity and cash flows for the period from March 5, 2007 (inception), to December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tres Estrellas Enterprises, Inc., (A Development Stage Company) as of December 31, 2007, and the results of its operations and cash flows from March 5, 2007 (inception), to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ George Stewart, CPA
--------------------------------
Seattle, WA
February 22, 2008

                        Tres Estrellas Enterprises, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of
                                                                  December 31,
                                                                      2007
                                                                    --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $ 27,741
                                                                    --------
TOTAL CURRENT ASSETS                                                  27,741

OTHER ASSETS
  Organization Costs                                                   1,970
                                                                    --------
TOTAL OTHER ASSETS                                                     1,970

      TOTAL ASSETS                                                  $ 29,711
                                                                    ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Officers Advances Payable                                         $ 15,470
                                                                    --------
TOTAL CURRENT LIABILITIES                                             15,470
                                                                    --------

      TOTAL LIABILITIES                                               15,470
                                                                    --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 11,500,000 shares issued and outstanding
   as of December 31, 2007                                            11,500
  Additional paid-in capital                                          23,500
  Deficit accumulated during exploration stage                       (20,759)
                                                                    --------
TOTAL STOCKHOLDERS' EQUITY                                            14,241
                                                                    --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 29,711
                                                                    ========


                       See Notes to Financial Statements

                        Tres Estrellas Enterprises, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                               March 5, 2007
                                                                (inception)
                                                                  through
                                                                December 31,
                                                                   2007
                                                                ----------
REVENUES
  Revenues                                                      $       --
                                                                ----------
TOTAL REVENUES                                                          --

GENERAL & ADMINISTRATIVE EXPENSES                                   20,759
                                                                ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                            (20,759)
                                                                ----------

NET INCOME (LOSS)                                               $  (20,759)
                                                                ==========

BASIC EARNING (LOSS) PER SHARE                                  $    (0.00)
                                                                ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       7,302,198
                                                                ==========


                       See Notes to Financial Statements

                        Tres Estrellas Enterprises, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From March 5, 2007 (Inception) through December 31, 2007
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                              Common     Additional      During
                                               Common         Stock        Paid-in     Exploration
                                               Stock          Amount       Capital        Stage         Total
                                               -----          ------       -------        -----         -----
BALANCE, MARCH 5, 2007                              --       $    --       $    --      $     --      $     --

Stock issued for cash on April 3, 2007
 @ $0.002 per share                          5,500,000       $ 5,500       $ 5,500                      11,000

Stock issued for cash on October 11, 2007
 @ $0.004 per share                          6,000,000       $ 6,000       $18,000                      24,000

Net loss, December 31, 2007                                                              (20,759)      (20,759)
                                            ----------       -------       -------      --------      --------

BALANCE, DECEMBER 31, 2007                  11,500,000       $11,500       $23,500      $(20,759)      $14,241
                                            ==========       =======       =======      ========       =======

                       See Notes to Financial Statements

                        Tres Estrellas Enterprises, inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                   March 5, 2007
                                                                    (inception)
                                                                      through
                                                                    December 31,
                                                                       2007
                                                                     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(20,759)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase)  Decrease  Organization Costs                           (1,970)
    Increase (Decrease) Loans from Director                            15,470
                                                                     --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (7,259)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                     --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             11,500
  Additional paid-in capital                                           23,500
                                                                     --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          35,000
                                                                     --------

NET INCREASE (DECREASE) IN CASH                                        27,741

CASH AT BEGINNING OF PERIOD                                                --
                                                                     --------

CASH AT END OF YEAR                                                  $ 27,741
                                                                     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --
                                                                     ========
  Income Taxes                                                       $     --
                                                                     ========

                       See Notes to Financial Statements

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

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

   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2007, the Company had a loss from operations of $20,759, stockholders' equity of $14,241 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

   The ability of the Company to emerge from the development  stage is dependent
   upon,  among  other  things,   obtaining  additional  financing  to  continue
   operations, development of its business plan and generation of revenue.

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

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

   H) STOCK-BASED COMPENSATION

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". For the period ended December 31, 2007 the Company did not have any stock-based compensation.

   I) REVENUE RECOGNITION

      The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial
      Statements." Revenue will consist of services income and will be recognized only when all of the following criteria have been met:

      (i)   Persuasive  evidence  for an  agreement  exists;
      (ii)  Service has occurred;
      (iii) The fee is fixed or  determinable;  and
      (iv)  Revenue is reasonably assured.

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

3. CAPITAL STOCK

   A) AUTHORIZED STOCK

      The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

   B) SHARE ISSUANCES

      Since inception (March 5, 2006), to December 31, 2007, the Company has issued the following shares:

      A total of 5,500,000 common stock shares to the sole officer and director at $0.002 per share for a total of $11,000.

      A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.

4. INCOME TAXES

   The company has incurred operating losses of $20,759, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

   Details of future income tax assets are as follows:

                                                                      2007
                                                                    --------
        Future income tax assets:
          Net  operating  loss (from inception (March 5, 2007
           to December 31, 2007)                                    $ 20,759
          Statutory tax rate (combined federal and state)                 34%
                                                                    --------
          Non-capital tax loss                                         7,058
          Valuation allowance                                         (7,058)
                                                                    --------

                                                                    $     --
                                                                    ========

   The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS - CONTINUED

   Jose Chavez, the sole officer and director of the Company, was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 offering.

   Mr. Chavez has advanced funds to the company to pay for any costs incurred by it. These funds are interest free and there are no specific terms of repayment or any contract regarding the funds loaned. The balance due Mr. Chavez was $15,470 on December 31, 2007.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The sole director and officer of Tres Estrellas Enterprises, Inc, whose one year term will expire on 3/31/09, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age    Position      Date First Elected    Term Expires
--------------           ---    --------      ------------------    ------------
Jose Chavez              29     President,          3/15/07            3/31/09
3401 Adams Ave. #302            Secretary,
San Diego, CA 92116             Treasurer,
                                Director

The foregoing person may be deemed a "promoter" of Tres Estrellas Enterprises, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding, excluding traffic violations, nor is the subject of a criminal proceeding which is currently pending.

DIRECTOR'S RESUME - JOSE CHAVEZ

WORK HISTORY


2003-2007      Dippesa SA De CV, Mexicali, B.C. Mexico, general plumbing
               contractor, commercial projects and pipe restoration.
               Construction superintendent, responsible for estimating, bidding of projects, employee supervision.

1997-2003      Plomeria Delta, Tijuana B.C. Mexico, general plumbing contractor.
               plumber, construction superintendent.

EDUCATION

               Preparatory School, Tijuana B.C. Mexico, graduated in 1996 Secondary School, Tijuana B.C. Mexico, graduated in 1993

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

In November 2007 we began paying our officer and director a monthly salary of $400 for his services during the development stage of our operations. He is reimbursed for any out-of-pocket expenses he incurs on our behalf. We do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employee.

Our officer and director is not party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jose            2007    $800        0           0           0          0             0            0          0
Chavez,
President,
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Jose           0              0             0            0           0           0            0           0            0
Chavez

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Jose Chavez          0          0          0            0                0               0            0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our director, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

     Name and Address                      No. of           Percentage
     Beneficial Owner                    Shares (a)        of Ownership
     ----------------                    ----------        ------------

     Jose Chavez                         5,500,000              47%
     3401 Adams Ave., Suite 302
     San Diego, CA  92116

     All Officers and
     Directors as a Group                5,500,000              47%

----------
(a) Mr. Chavez purchased 5,500,000 shares of the company's common stock on April 3, 2007 for $11,000 ($0.002 per share).

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From inception to June 30, 2007, 5,500,000 shares were issued to Jose Chavez, the officer and director of the company in exchange for $11,000 in cash, or $.002 per share.

The principal executive office and telephone number are provided by Mr. Chavez, the officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed to be immaterial as the telephone and mailing address were almost exclusively used by him for other business purposes.

Mr. Chavez has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due on December 31, 2007 was $15,470.

Beginning in November 2007 we pay Mr. Chavez a salary of $400 per month. The total amount paid to him for the year ended December 31, 2007 was $800.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)           Articles of Incorporation*
       3(ii)          Bylaws*
      31.1            Sec. 302 Certification of CEO
      31.2            Sec. 302 Certification of CFO
      32.1            Sec. 906 Certification of CEO
      32.2            Sec. 906 Certification of CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on September 24, 2007 under File Number 333-146263.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews were $4,900, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Tres Estrellas Enterprises, Inc.


March 6, 2008                     By /s/ Jose Chavez
-------------                        -------------------------------------------
                                     Jose Chavez
                                     President, Secretary, Treasurer, Chief
                                     Executive Officer, Chief Financial Officer,
                                     Chief Accounting Officer and Sole Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and dates stated.


/s/ Jose Chavez                                                    March 6, 2008
-------------------------------------------                        -------------
Jose Chavez
President, Secretary, Treasurer, Chief
Executive Officer, Chief Financial Officer,
Chief Accounting Officer and Sole Director