Form 10-Q
period 2008-03-31
Tres Estrellas Enterprises, Inc.
filed 2008-05-08
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2008

                        Commission File Number 333-146263


                        TRES ESTRELLAS ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

        Nevada                                                  20-8644177
(State of Incorporation)                                (IRS Employer ID Number)

                          3401 Adams Avenue, Suite 302
                            San Diego, CA 92116-2490
                    Phone: (775) 352-3896 Fax (775) 996-8780
          (Address and telephone number of principal executive offices)

                                 With Copies To:
                      Jill Arlene Robbins, Attorney at Law
                              1224 Washington Ave.
                           Miami Beach, Florida 33139
                  Telephone: (305) 531-1174 Fax: (305) 531-1274

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2008, the registrant had 5,500,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The reviewed financial statements for the quarter ended March 31, 2008 immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tres Estrellas Enterprises, Inc.

I have reviewed the condensed balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of March 31, 2008, and the related condensed statements of operations for the three months ended March 31, 2008 and for the period from March 5, 2007 (inception) to March 31, 2008, and condensed statements of cash flows for the three months ended March 31, 2008 and for the period from March 5, 2007 (inception) to March 31, 2008. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated February 22, 2008, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
May 7, 2008

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------


                                                                         As of              As of
                                                                        March 31,         December 31,
                                                                          2008               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 15,021           $ 27,741
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      15,021             27,741

OTHER ASSETS
  Organization Costs                                                       1,970              1,970
                                                                        --------           --------
TOTAL OTHER ASSETS                                                         1,970              1,970
                                                                        --------           --------

                                                                        $ 16,991           $ 29,711
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from Director                                                      19,470             15,470
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 19,470             15,470
                                                                        --------           --------

TOTAL LIABILITIES                                                         19,470             15,470

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 11,500,000 shares issued and outstanding
   as of March 31, 2008 and Dec 31, 2007 respectively)                    11,500             11,500
  Additional paid-in capital                                              23,500             23,500
  Deficit accumulated during exploration stage                           (37,479)           (20,759)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (2,479)            14,241
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 16,991           $ 29,711
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                  March 5, 2007
                                             Three Months          (inception)
                                                 Ended               through
                                               March 31,            March 31,
                                                 2008                 2008
                                              ----------           ----------
REVENUES
  Revenues                                    $       --           $       --
                                              ----------           ----------
TOTAL REVENUES                                        --                   --

OPERATING COSTS
  Administrative Expenses                         16,720               37,479
                                              ----------           ----------
TOTAL OPERATING COSTS                             16,720               37,479
                                              ----------           ----------

NET INCOME (LOSS)                             $  (16,720)          $  (37,479)
                                              ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE               $    (0.00)
                                              ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    11,500,000
                                              ==========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                        March 5, 2007
                                                                     Three Months        (inception)
                                                                        Ended              through
                                                                       March 31,          March 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(16,720)          $(37,479)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Organizational Costs                              --             (1,970)
    Increase (decrease) in Loan from Director                             4,000             19,470
                                                                       --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (12,720)           (19,979)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                   --                 --
                                                                       --------           --------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --             11,500
  Additional paid-in capital                                                 --             23,500
                                                                       --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             35,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (12,720)            15,021

CASH AT BEGINNING OF PERIOD                                              27,741                 --
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $ 15,021           $ 15,021
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                 See Accompanying Notes and Accountant's Report

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2008
--------------------------------------------------------------------------------

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

   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2008, the Company had a loss from operations of $37,479, stockholders' equity of ($2,479) and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2008
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2008
--------------------------------------------------------------------------------

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

   h) STOCK-BASED COMPENSATION

   The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as
   originally   issued)  and  Emerging   Issues  Task  Force  Issue  No.  96-18,
   "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". For the period ended March 31, 2008 the Company did not have any stock-based compensation.

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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2008
--------------------------------------------------------------------------------

3. CAPITAL STOCK

   a) AUTHORIZED STOCK

   The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

   b) SHARE ISSUANCES

   Since inception (March 5, 2006), to March 31, 2008, the Company has issued the following shares:

   A total of 5,500,000 common stock shares to the sole officer and director at $0.002 per share for a total of $11,000.

   A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.

4. INCOME TAXES

   The company has incurred operating losses of $37,479, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

   Details of future income tax assets are as follows:

                                                                  March 31, 2008
                                                                  --------------
   Future income tax assets:
    Net operating loss (from inception (March 5, 2007 to
     March 31, 2008)                                                 $ 37,479
    Statutory tax rate (combined federal and state)                        34%
                                                                     --------
    Non-capital tax loss                                               12,743
    Valuation allowance                                               (12,743)
                                                                     --------
                                                                     $     --
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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2008
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2008
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2008
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS - CONTINUED

   Jose Chavez, the sole officer and director of the Company, was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 offering.

   Mr. Chavez has advanced funds to the company to pay for any costs incurred by it. These funds are interest free and there are no specific terms of repayment or any contract regarding the funds loaned. The balance due Mr. Chavez was $19,470 on March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

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

BUSINESS

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $15,021. We have developed our marketing plans, begun sales meetings with building owners for potential job bidding later this year, and rented our first office space. We have contacted industry equipment vendors and met with their sales representatives in order to determine which companies we will utilize to either purchase or lease equipment we deem necessary for our proposed plumbing services. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our development stage. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $37,479 in expenses through March 31, 2008. For the three month period ended March 31, 2008 we incurred $16,720 in expenses. These costs consisted of general and administrative expenses.

The following table provides selected financial data about our company for the period ended March 31, 2008.

                    Balance Sheet Data:            3/31/08
                    -------------------            -------

                    Cash                          $ 15,021
                    Total assets                  $ 16,991
                    Total liabilities             $ 19,470
                    Shareholders' equity          $ (2,479)

There was $4,000 cash provided from operating activities for the quarter ended March 31, 2008 which consisted of a loan from our director. From inception through March 31, 2008 the director has loaned the company $19,470, for which there are no specific terms of repayment. Cash provided by financing since inception was $35,000, consisting of $11,000 from the sale of shares to our officer and director and $24,000 resulting from the sale of our common stock to 40 unaffiliated investors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

                                                                         Exhibit
                                                                         Number
                                                                         ------

     Certification of Chief Executive Officer pursuant to                 31.1
     18 U.S.C. 1350, as adopted pursuant to Section 302
     of the Sarbanes-Oxley Act of 2002

     Certification of Chief Financial Officer pursuant to                 31.2
     18 U.S.C. 1350, as adopted pursuant to Section 302
     of the Sarbanes-Oxley Act of 2002

     Certification of Chief Executive Officer and Chief                   32
     Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Tres Estrellas Enterprises, Inc. (Registrant)


/s/ Jose Chavez
------------------------------------
Jose Chavez
President, Chief Executive Officer,
Chief Financial Officer and Director

Date: May 6, 2008