Form 10-Q
period 2008-06-30
Tres Estrellas Enterprises, Inc.
filed 2008-08-05
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2008

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

As of July 30, 2008, the registrant had 11,500,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The reviewed financial statements for the quarter ended June 30, 2008 immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tres Estrellas Enterprises, Inc.

I have reviewed the condensed balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of June 30, 2008, and the related condensed statements of operations for the three and six months ended June 30, 2008 and 2007 and for the period from March 5, 2007 (inception) to June 30, 2008, and condensed statements of cash flows for the six months ended June 30, 2008 and 2007 and for the period from March 5, 2007 (inception) to June 30, 2008. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
---------------------------------
Seattle, Washington
July 29, 2008

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   As of              As of
                                                                  June 30,          December 31,
                                                                    2008               2007
                                                                  --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $  9,065           $ 27,741
                                                                  --------           --------
TOTAL CURRENT ASSETS                                                 9,065             27,741

OTHER ASSETS
  Organization Costs                                                 1,970              1,970
                                                                  --------           --------
TOTAL OTHER ASSETS                                                   1,970              1,970

                                                                  $ 11,035           $ 29,711
                                                                  ========           ========

        LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from Director                                                19,470             15,470
                                                                  --------           --------
TOTAL CURRENT LIABILITIES                                           19,470             15,470
                                                                  --------           --------
TOTAL LIABILITIES                                                   19,470             15,470

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized;11,500,000 shares issued and outstanding
   as of June 30 2008 and Dec 31, 2007 respectively                 11,500             11,500
  Additional paid-in capital                                        23,500             23,500
  Deficit accumulated during exploration stage                     (43,435)           (20,759)
                                                                  --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (8,435)            14,241
                                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $ 11,035           $ 29,711
                                                                  ========           ========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                        March 5, 2007
                                   Three Months      Six Months       Three Months      Six Months       (inception)
                                      Ended            Ended             Ended            Ended            through
                                     June 30,         June 30,          June 30,         June 30,         June 30,
                                       2008             2008              2007             2007             2008
                                    -----------      -----------       -----------      -----------      -----------
REVENUES
  Revenues                          $        --      $        --       $        --      $        --      $        --
                                    -----------      -----------       -----------      -----------      -----------
TOTAL REVENUES                               --               --                --               --               --

OPERATING COSTS
  Administrative Expenses                 5,956           22,676               715              715           43,435
                                    -----------      -----------       -----------      -----------      -----------
TOTAL OPERATING COSTS                     5,956           22,676               715              715           43,435
                                    -----------      -----------       -----------      -----------      -----------

NET INCOME (LOSS)                   $    (5,956)     $   (22,676)      $      (715)     $      (715)     $   (43,435)
                                    ===========      ===========       ===========      ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE     $     (0.00)     $     (0.00)      $     (0.00)     $     (0.00)
                                    ===========      ===========       ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           11,500,000       11,500,000         5,500,000        5,500,000
                                    ===========      ===========       ===========      ===========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          March 5, 2007
                                                                      Six Months         Six Months        (inception)
                                                                        Ended              Ended             through
                                                                       June 30,           June 30,           June 30,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(22,676)          $   (715)          $(43,435)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Organizational Costs                              --             (1,970)            (1,970)
    Increase (decrease) in Loan from Director                             4,000              1,970             19,470
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (18,676)              (715)           (25,935)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                   --                 --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              5,500             11,500
  Additional paid-in capital                                                 --              5,500             23,500
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             11,000             35,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (18,676)            10,285              9,065

CASH AT BEGINNING OF PERIOD                                              27,741                 --                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $  9,065           $ 10,285           $  9,065
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                 See Accompanying Notes and Accountant's Report

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

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

     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2008, the Company had a loss from operations of $43,435, stockholders' deficit of ($8,435) and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

3. CAPITAL STOCK

     A)  AUTHORIZED STOCK

         The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     B)  SHARE ISSUANCES

         Since inception (March 5, 2006), to June 30, 2008, the Company has issued the following shares:

         A total of 5,500,000 common stock shares to the sole officer and director at $0.002 per share for a total of $11,000.

         A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.

4. INCOME TAXES

     The company has incurred operating losses of $43,435, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                June 30, 2008
                                                                -------------
     Future income tax assets:
       Net operating loss (from inception (March 5, 2007
        to June 30, 2008)                                         $ 43,435
       Statutory tax rate (combined federal and state)                  34%
                                                                  --------
       Non-capital tax loss                                         14,768
       Valuation allowance                                         (14,768)
                                                                  --------
                                                                  $     --
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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

5. NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

6. RELATED PARTY TRANSACTIONS

     Mr. Chavez has advanced funds to the company to pay for any costs incurred by it. These funds are interest free and there are no specific terms of repayment or any contract regarding the funds loaned. The balance due Mr. Chavez was $19,470 on June 30, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $9,065. We have developed our marketing plans, begun sales meetings with building owners for potential job bidding later this year, and rented our first office space. We have contacted industry equipment vendors and met with their sales representatives in order to determine which companies we will utilize to either purchase or lease equipment we deem necessary for our proposed plumbing services. We believe our existing cash balance plus loans from our director will be sufficient to fund our operations for the next twelve months during our development stage. In the event our director does not provide such funding our business will likely fail, cease operations, and investors will likely lose their money. We are a development stage company and have generated no revenue to date.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $43,435 in expenses through June 30, 2008. For the three month period ended June 30, 2008 we incurred $5,956 in expenses. These costs consisted of general and administrative expenses. For the same three month period ended June 30, 2007 we incurred $715 in expenses, also general and administrative expenses.

The following table provides selected financial data about our company for the period ended June 30, 2008.

                    Balance Sheet Data:            6/30/08
                    -------------------            -------

                    Cash                          $  9,065
                    Total assets                  $ 11,035
                    Total liabilities             $ 19,470
                    Shareholders' equity          $ (8,435)

There was no cash provided from operating activities for the quarter ended June 30, 2008. From inception the director had loaned the company $19,470. Cash provided by financing since inception was $35,000, consisting of $11,000 from the sale of shares to our officer and director and $24,000 resulting from the sale of our common stock to 40 unaffiliated investors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

                                                                         Exhibit
                                                                         Number
                                                                         ------

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350,       31.1
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350,       31.2
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer and Chief Financial Officer       32
pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Tres Estrellas Enterprises, Inc. (Registrant)


/s/ Jose Chavez                                             Date: August 5, 2008
------------------------------------
Jose Chavez
President, Chief Executive Officer,
Chief Financial Officer and Director