Form 10-Q
period 2008-09-30
Tres Estrellas Enterprises, Inc.
filed 2008-11-06
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2008

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

As of October 30, 2008, the registrant had 11,500,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The reviewed financial statements for the quarter ended September 30, 2008 immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tres Estrellas Enterprises, Inc.

I have reviewed the condensed balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of September 30, 2008, and the related condensed statements of operations for the three and nine months ended September 30, 2008 and 2007 and for the period from March 5, 2007 (inception) to September 30, 2008, and condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 and for the period from March 5, 2007 (inception) to September 30, 2008. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
---------------------------------
Seattle, Washington
October 24, 2008

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                      September 30,       December 31,
                                                                          2008               2007
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  4,725           $ 27,741
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       4,725             27,741

OTHER ASSETS
 Organization Costs                                                        1,970              1,970
                                                                        --------           --------
TOTAL OTHER ASSETS                                                         1,970              1,970

                                                                        $  6,695           $ 29,711
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                           800
  Loan from Director                                                      19,470             15,470
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 20,270             15,470
                                                                        --------           --------

TOTAL LIABILITIES                                                         20,270             15,470

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 11,500,000 shares issued and outstanding
   as of Sept. 30 2008 and Dec 31, 2007 respectively                      11,500             11,500
  Additional paid-in capital                                              23,500             23,500
  Deficit accumulated during exploration stage                           (48,575)           (20,759)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (13,575)            14,241

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  6,695           $ 29,711
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                    Three Months      Nine Months     Three Months     Nine Months     (inception)
                                       Ended            Ended            Ended           Ended           through
                                      June 30,         June 30,         June 30,        June 30,         June 30,
                                        2008             2008             2007            2007             2008
                                     -----------      -----------      -----------     -----------      -----------
REVENUES
  Revenues                           $        --      $        --      $        --     $        --      $        --
                                     -----------      -----------      -----------     -----------      -----------

TOTAL REVENUES                                --               --               --              --               --

OPERATING COSTS
  Administrative Expenses                  5,140           27,816            4,361           5,076           48,575
                                     -----------      -----------      -----------     -----------      -----------

TOTAL OPERATING COSTS                      5,140           27,816            4,361           5,076           48,575
                                     -----------      -----------      -----------     -----------      -----------

NET INCOME (LOSS)                    $    (5,140)     $   (27,816)     $    (4,361)    $    (5,076)     $   (48,575)
                                     ===========      ===========      ===========     ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE      $        --      $        --      $        --     $        --
                                     ===========      ===========      ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            11,500,000       11,500,000        5,500,000       5,500,000
                                     ===========      ===========      ===========     ===========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    March 5, 2007
                                                               Nine Months         Nine Months       (inception)
                                                                  Ended              Ended             through
                                                                 June 30,           June 30,           June 30,
                                                                   2008               2007               2008
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(27,816)          $ (5,076)          $(48,575)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Organizational Costs                        --                 --             (1,970)
    Increase (decrease) in Accounts Payable                           800                 --                800
    Increase (decrease) in Loan from Director                       4,000                 --             19,470
                                                                 --------           --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (23,016)            (5,076)           (30,275)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                             --                 --                 --
                                                                 --------           --------           --------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --              5,500             11,500
  Additional paid-in capital                                           --              5,500             23,500
                                                                 --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --             11,000             35,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   (23,016)             5,924              4,725

CASH AT BEGINNING OF PERIOD                                        27,741                 --                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $  4,725           $  5,924           $  4,725
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                 See Accompanying Notes and Accountant's Report

TRES ESTRELLAS ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
--------------------------------------------------------------------------------

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

     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2008, the Company had a loss from operations of $48,575, stockholders' deficit of ($13,575) and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

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

TRES ESTRELLAS ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
--------------------------------------------------------------------------------

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

TRES ESTRELLAS ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
--------------------------------------------------------------------------------

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

     h)  STOCK-BASED COMPENSATION

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". For the period ended September 30, 2008 the Company did not have any stock-based compensation.

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

TRES ESTRELLAS ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
--------------------------------------------------------------------------------

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

4. INCOME TAXES

     The company has incurred operating losses of $48,575, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                  September 30,
                                                                      2008
                                                                    --------
     Future income tax assets:
       Net  operating  loss (from inception (March 5, 2007
        to September 30, 2008)                                      $ 48,575
       Statutory tax rate (combined federal and state)                    34%
                                                                    --------
       Non-capital tax loss                                           16,516
       Valuation allowance                                           (16,516)
                                                                    --------
                                                                    $     --
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

TRES ESTRELLAS ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
--------------------------------------------------------------------------------

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

TRES ESTRELLAS ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
--------------------------------------------------------------------------------

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

6. RELATED PARTY TRANSACTIONS

     Mr. Chavez has advanced funds to the company to pay for any costs incurred by it. These funds are interest free and there are no specific terms of repayment or any contract regarding the funds loaned. The balance due Mr. Chavez was $19,470 on September 30, 2008.

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

BUSINESS

Our business was formed to offer a proposed pipe restoration services to commercial and residential rental building owners in Baja California, Mexico in 2008. We intend to utilize the latest products and methods in pipe restoration involving cleaning existing pipes in buildings and applying the latest epoxy coatings to coat and seal the inside of the pipes. These products and methods allow a building's pipes to be restored without tearing out walls or pipes in the building. This is a faster, cleaner, and less expensive way to restore older pipes than traditional demolition of walls and pipes and installing all new pipes. Pipe restoration is superior to pipe replacement as restoration will normally double or triple the useful life of these pipes compared to the normal thirty to forty year life of replacing the pipes. In addition, pipes may be restored through the use of epoxy coatings two to three times before pipe replacement is needed. Management has determined this type of pipe restoration is between forty and fifty percent less costly than traditional construction processes of removing existing pipes and installing new pipes in older building frames and foundations. Epoxy coatings for pipe restoration have been used for over twenty years in Europe, in commercial vessel repair, and by the U.S. Navy. This type of pipe restoration process has been used in the United States for over ten years; however, it has only found applications in commercial and residential construction in Mexico during the last five years. Because of the relative newness of this process, Management has only found two plumbing contractors in Baja California who are currently offering this type of pipe repair. Building owners have used traditional pipe replacement methods because they are not aware of the advantages of using pipe relining, or there are no plumbing contractors offering this service in their area.

In order to achieve our business plan goals, we will need additional funding. During the current year we have witnessed a dramatic reduction in investor and lender willingness to provide funding throughout the world. We are also experiencing increased levels of resistance to our inquiries for new sources of cash flows. We need to generate additional funding beyond that provided in the past by our director. We are continuing our efforts to find that new funding.

LIQUIDITY AND CAPITAL RESOURCES

We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources. Our cash balance at September 30, 2008 was $4,725. We have developed our marketing plans, begun sales meetings with building owners for potential job bidding later this year, and rented our first office space. We have contacted industry equipment vendors and met with their sales representatives in order to determine which companies we will utilize to either purchase or lease equipment we deem necessary for our proposed plumbing services. If we are unable to secure adequate capital to continue our business, our shareholders will lose some or all of their investment and our business will likely fail. Our director has advanced us funds of $19,470 and has agreed to advance funds in a limited operations scenario. In the event our director does not provide such funding, our business will likely fail. We are a development stage company and have generated no revenue to date.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $48,575 in expenses through form inception through September 30, 2008. For the three month period ended September 30, 2008 we incurred $5,140 in expenses. These costs consisted of general and administrative expenses. For the same three month period ended September 30, 2007 we incurred $4,361 in general and administrative expenses. At this time, we intend to continue to implement our business plan at a reduced level of activity, however, we believe we must also be open to potential other business opportunities that could include possibly changing our business plan, acquiring an existing business with sufficient cash flows, or merging with another company. At this time we have not begun any negotiations with any other company or made any agreements or other arrangements to change our business plan, or implement any business merger or acquisition.

The following table provides selected financial data about our company for the period ended September 30, 2008.

                    Balance Sheet Data:            9/30/08
                    -------------------            -------

                    Cash                          $  4,725
                    Total assets                  $  6,695
                    Total liabilities             $ 20,270
                    Shareholders' equity          $(13,575)

There was no cash provided from operating activities for the quarter ended September 30, 2008. From inception the director had loaned the company $19,470. Cash provided by financing since inception was $35,000, consisting of $11,000 from the sale of shares to our officer and director and $24,000 resulting from the sale of our common stock to 40 unaffiliated investors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

                                                                         Exhibit
                                                                         Number
                                                                         ------
Certification of Chief Executive Officer pursuant to 18 U.S.C.            31.1
1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

Certification of Chief Financial Officer pursuant to 18 U.S.C.            31.2
1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

Certification of Chief Executive Officer and Chief Financial              32
Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Tres Estrellas Enterprises, Inc. (Registrant)


/s/ Jose Chavez                                           Date: November 6, 2008
------------------------------------
Jose Chavez
President, Chief Executive Officer,
Chief Financial Officer and Director