Form 10-K
period 2008-12-31
Tres Estrellas Enterprises, Inc.
filed 2009-03-17
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                        Commission File Number 333-146263


                        Tres Estrellas Enterprises, Inc.
             (Exact name of Registrant as specified in its charter)

           Nevada                               1711                        20-8644177
(State or Other Jurisdiction of      (Primary Standard Industrial        (I.R.S. Employee
Incorporation or Organization)        Classification Code Number)       Identification No.)

3401 Adams Avenue, Suite 302, San Diego, CA 92116                           775-352-3896
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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 16, 2009, the registrant had 11,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                        TRES ESTRELLAS ENTERPRISES, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                          3
Item 1A.  Risk Factors                                                      6
Item 2.   Properties                                                        8
Item 3.   Legal Proceedings                                                 8
Item 4.   Submission of Matters to a Vote of Securities Holders             9

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters          9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11
Item 8.   Financial Statements                                             15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         27
Item 9A.  Controls and Procedures                                          27

                                    Part III

Item 10.  Directors and Executive Officers                                 29
Item 11.  Executive Compensation                                           30
Item 12.  Security Ownership of Certain Beneficial Owners and Management   31
Item 13.  Certain Relationships and Related Transactions                   32
Item 14.  Principal Accounting Fees and Services                           32

                                     Part IV

Item 15.  Exhibits                                                         33

Signatures                                                                 33

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION IN THE LAST FIVE YEARS

Tres Estrellas Enterprises, Inc. was incorporated in Nevada on March 5, 2007 for the purpose of utilizing the latest products and methods in pipe restoration plumbing contractor services for commercial and residential rental buildings in Baja California, Mexico. At our formation, the board of directors voted to seek capital and began development of our business plan. We received our initial funding through the sale of common stock to our sole officer and director. Our director has worked in Baja California as a plumbing contractor for the past ten years and supervised advanced methods of pipe restoration for commercial and residential construction projects for the past five years. The Company currently is in a development stage, and although it has formed its business plan, it has conducted limited operating activities.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There have been no bankruptcy, receivership or similar proceedings.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

With sufficient funding, we intend to follow our business plan to offer pipe restoration services to commercial and residential rental building owners in Baja California, Mexico in 2009. We intend to utilize the latest products and methods in pipe restoration involving cleaning existing pipes in buildings and applying the latest epoxy coatings to coat and seal the inside of the pipes. These products and methods allow a building's pipes to be restored without tearing out walls or pipes in the building. This is a faster, cleaner, and less expensive way to restore older pipes than traditional demolition of walls and pipes and installing all new pipes. Pipe restoration is superior to pipe replacement as restoration will normally double or triple the useful life of these pipes compared to the normal thirty to forty year life of replacing the pipes. In addition, pipes may be restored through the use of epoxy coatings two to three times before pipe replacement is needed. Management has determined this type of pipe restoration is between forty and fifty percent less costly than traditional construction processes of removing existing pipes and installing new pipes in older building frames and foundations. Epoxy coatings for pipe restoration have been used for over twenty years in Europe, in commercial vessel repair, and by the U.S. Navy. This type of pipe restoration process has been used in the United States for over ten years, however, it has only found applications in commercial and residential construction in Mexico during the last five years. Because of the relative newness of this process, Management has only found two plumbing contractors in Baja California who are currently offering this type of pipe repair. Building owners have used traditional pipe replacement methods because they are not aware of the advantages of using pipe relining, or there are no plumbing contractors offering this service in their area.

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

ITEM 1A. RISK FACTORS

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN OUR SHARES IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated on March 5, 2007 and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN. OUR INDEPENDENT AUDITORS HAVE ISSUED AN AUDIT OPINION FOR TRES ESTRELLAS ENTERPRISES, INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. IF OUR BUSINESS PLAN FOR THE FUTURE IS NOT SUCCESSFUL, INVESTORS WILL LIKELY LOSE ALL OF THEIR INVESTMENT IN OUR STOCK.

Our only asset is $4,803 cash in the bank. As noted in our accompanying financial statements, our current financial condition of nominal assets and limited operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

WE DO NOT HAVE ANY ADDITIONAL SOURCE OF FUNDING FOR OUR BUSINESS PLANS AND MAY BE UNABLE TO FIND ANY SUCH FUNDING IF AND WHEN NEEDED, RESULTING IN THE FAILURE OF OUR BUSINESS.

Other than the funds from our recent offering and loans from our director no other source of capital has been identified or sought. As a result we do not have an alternate source of funds should we fail to generate revenue from operations. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of our current stockholders. At this time in the banking and financial markets there has been a major reduction in investor and lender willingness to provide capital to new businesses throughout the world. In our efforts to seek additional funding we may encounter high levels of resistance to our inquiries for new sources of cash flows, resulting in the failure of our business.

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

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

SHARES AVAILABLE UNDER RULE 144

There are currently 5,500,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 5,500,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

HOLDERS

As of December 31, 2008, we have 11,500,000 Shares of $0.001 par value common stock issued and outstanding held by 41 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $52,797 in expenses from inception through December 31, 2008. For the year ended December 31, 2008 we incurred $32,038 in expenses. These costs consisted of general and administrative expenses. For the year ended December 31, 2007 we incurred $20,759 in general and administrative expenses. At this time, our plan is to continue to implement our business plan at a reduced level of activity. With current business conditions in Mexico, there has been a significant reduction in construction and plumbing repair demand. This has had the effect of a material lengthening of time we will need to secure service contracts for our company.

We are now considering potential other business opportunities that could include possibly changing our business plan, acquiring an existing business with sufficient cash flows, or merging with another company. At this time we have not begun any negotiations with any other company or made any agreements or other arrangements to change our business plan, or implement any business merger or acquisition.

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

           Balance Sheet Data:           12/31/08           12/31/07
           -------------------           --------           --------

           Cash                          $  4,803           $ 27,741
           Total assets                  $  6,773           $ 29,711
           Total liabilities             $ 24,570           $ 15,470
           Shareholders' equity          $(17,797)          $ 14,241

There was no cash provided from operating activities for the quarter ended December 31, 2008. From inception the director had loaned the company $22,470. Cash provided by financing since inception was $35,000, consisting of $11,000 from the sale of shares to our officer and director and $24,000 resulting from the sale of our common stock to 40 unaffiliated investors.

CAPITAL RESOURCES AND LIQUIDITY

We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources. Our cash balance at December 31, 2008 was $4,803. We have developed our marketing plans, begun sales meetings with building owners for potential job bidding for future contracts, and rented our first office space. We have contacted industry equipment vendors and met with their sales representatives in order to determine which companies we will utilize to either purchase or lease equipment we deem necessary for our proposed plumbing services. If we are unable to secure adequate capital to continue our business, our shareholders will lose some or all of their investment and our business will likely fail. Our director has advanced us funds of $22,470 and has agreed to advance funds in a limited operations scenario. In the event our director does not provide such funding, our business will likely fail. We are a development stage company and have generated no revenue to date.

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

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $10,000. We do not anticipate the purchase or sale of any significant equipment. Due to a slowdown in construction and plumbing repair work in Mexico, we do not plan to hire any new employees until later in 2009, and any employee hiring will depend solely on improvement of economic conditions in Mexico. We have developed our marketing plans and continue to have sales meetings with building owners for potential job bidding. We have contacted industry equipment vendors and met with their sales representatives in order to determine which companies we will utilize to either purchase or lease equipment we deem necessary for our proposed plumbing services. At this time we have not entered into any agreements or negotiations with vendors. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any expenditure may vary significantly depending upon our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that the slowdown in construction and plumbing repair demand in Mexico will delay our plan of operations, and, therefore, we will incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of our pipe restoration products to cover our operating expenses.

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

h) STOCK-BASED COMPENSATION

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". For the period ended December 31, 2008 the Company did not have any stock-based compensation.

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

ITEM 8. FINANCIAL STATEMENTS

                        TRES ESTRELLAS ENTERPRISES, INC.

                                      Index

Report of Independent Registered Public Accounting Firm

Financial Statements:

     Balance Sheet - December 31, 2008 and 2007

     Statement of Operations - Years ended December 31, 2008 and 2007

     Statement of Stockholders' Equity - Years ended December 31, 2008 and 2007

     Statement of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tres Estrellas Enterprises, Inc.

I have audited the accompanying balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years then ended and for the period from March 5, 2007 (inception), to December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tres Estrellas Enterprises, Inc., (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from March 5, 2007 (inception), to December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
----------------------------
Seattle, Washington
March 10, 2009

                        Tres Estrellas Enterprises, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                  December 31,       December 31,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  4,803           $ 27,741
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  4,803             27,741

OTHER ASSETS
  Organization Costs                                                  1,970              1,970
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    1,970              1,970

      TOTAL ASSETS                                                 $  6,773           $ 29,711
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  2,100           $     --
  Officers Advances Payable                                          22,470             15,470
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            24,570             15,470
                                                                   --------           --------

      TOTAL LIABILITIES                                              24,570             15,470
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,500,000 shares issued and outstanding
   as of December 31, 2007                                           11,500             11,500
  Additional paid-in capital                                         23,500             23,500
  Deficit accumulated during development stage                      (52,797)           (20,759)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (17,797)            14,241
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  6,773           $ 29,711
                                                                   ========           ========


                        See Notes to Financial Statements

                        Tres Estrellas Enterprises, Inc.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                            March 5, 2007
                                                                                             (inception)
                                                 Year Ended            Year Ended              through
                                                 December 31,          December 31,          December 31,
                                                    2008                  2007                  2008
                                                 -----------           -----------           -----------
REVENUES
  Revenues                                       $        --           $        --           $        --
                                                 -----------           -----------           -----------
TOTAL REVENUES                                            --                    --                    --

GENERAL & ADMINISTRATIVE EXPENSES                     32,038                20,759                52,797
                                                 -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (32,038)              (20,759)              (52,797)
                                                 -----------           -----------           -----------

NET INCOME (LOSS)                                $   (32,038)          $   (20,759)          $   (52,797)
                                                 ===========           ===========           ===========

BASIC EARNING (LOSS) PER SHARE                   $     (0.00)          $     (0.00)
                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        11,500,000             6,782,192
                                                 ===========           ===========


                        See Notes to Financial Statements

                        Tres Estrellas Enterprises, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From March 5, 2007 (Inception) through December 31, 2008
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                              Common     Additional      During
                                               Common         Stock        Paid-in     Development
                                               Stock          Amount       Capital        Stage         Total
                                               -----          ------       -------        -----         -----
BALANCE, MARCH 5, 2007                              --       $    --       $    --      $     --     $     --

Stock issued for cash on April 3, 2007
 @ $0.002 per share                          5,500,000         5,500         5,500                     11,000

Stock issued for cash on October 11, 2007
 @ $0.004 per share                          6,000,000         6,000        18,000                     24,000

Net loss, December 31, 2007                                                              (20,759)     (20,759)
                                            ----------       -------       -------      --------     --------

BALANCE, DECEMBER 31, 2007                  11,500,000       $11,500       $23,500      $(20,759)    $ 14,241
                                            ==========       =======       =======      ========     ========

Net loss, December 31, 2008                                                              (32,038)     (32,038)
                                            ----------       -------       -------      --------     --------

BALANCE, DECEMBER 31, 2008                  11,500,000       $11,500       $23,500      $(52,797)    $(17,797)
                                            ==========       =======       =======      ========     ========

                        See Notes to Financial Statements

                        Tres Estrellas Enterprises, inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                March 5, 2007      March 5, 2007      March 5, 2007
                                                                 (inception)        (inception)        (inception)
                                                                   through            through            through
                                                                 December 31,       December 31,       December 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(32,038)          $(20,759)          $(52,797)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) Decrease Organization Costs                              --             (1,970)            (1,970)
    Increase (Decrease) Accounts Payable                             2,100                 --              2,100
    Increase (Decrease) Loans from Director                          7,000             15,470             22,470
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (22,938)            (7,259)           (30,197)

CASH FLOWS FROM INVESTING ACTIVITIES                                    --                 --                 --
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --             11,500             11,500
  Additional paid-in capital                                            --             23,500             23,500
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             35,000             35,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (22,938)            27,741              4,803

CASH AT BEGINNING OF PERIOD                                         27,741                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  4,803           $ 27,741           $  4,803
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
--------------------------------------------------------------------------------

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

     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2008, the Company had a loss from operations of $52,797, stockholders' deficit of ($17,797) and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009.

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
--------------------------------------------------------------------------------

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

     h)  STOCK-BASED COMPENSATION

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". For the period ended December 31, 2008 the Company did not have any stock-based compensation.

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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
--------------------------------------------------------------------------------

3.   CAPITAL STOCK

     a)  AUTHORIZED STOCK

         The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     b)  SHARE ISSUANCES

         Since inception (March 5, 2007), to December 31, 2008, the Company has issued the following shares:

         A total of 5,500,000 common stock shares to the sole officer and director at $0.002 per share for a total of $11,000.

         A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.

4.   INCOME TAXES

     The company has incurred operating losses of $52,797, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                    December 31,
                                                                       2008
                                                                     --------
     Future income tax assets:
       Net operating loss (from inception (March 5, 2007
        to December  31, 2008)                                       $ 52,797
       Statutory tax rate (combined federal and state)                     34%
                                                                     --------
       Non-capital tax loss                                            17,951
       Valuation allowance                                            (17,951)
                                                                     --------
                                                                     $    --
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

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
--------------------------------------------------------------------------------

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

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS 141R"). SFAS 141R replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. SFAS 141R also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R prospectively to business combinations completed on or after that date. There will be no impact upon adoption to our current consolidated results of operations and financial condition.

     In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB 51 ("SFAS 160"). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. There will be no impact upon adoption to our current consolidated results of operations and financial condition.

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in Statement 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting FAS 161.

Tres Estrellas Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
--------------------------------------------------------------------------------

5.   NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

6.   RELATED PARTY TRANSACTIONS

     Mr. Chavez has advanced funds to the company to pay for any costs incurred by it. These funds are interest free and there are no specific terms of repayment or any contract regarding the funds loaned. The balance due Mr. Chavez was $22,470 on December 31, 2008.

     Jose Chavez, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sole director and officer of Tres Estrellas Enterprises, Inc, whose one year term will expire on 3/31/10, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address           Age    Position      Date First Elected    Term Expires
--------------           ---    --------      ------------------    ------------
Jose Chavez              29     President,          3/15/07            3/31/10
3401 Adams Ave. #302            Secretary,
San Diego, CA 92116             Treasurer,
                                Director

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

DIRECTOR'S RESUME - JOSE CHAVEZ

WORK HISTORY

2003-Current        Dippesa SA De CV, Mexicali, B.C. Mexico, general plumbing
                    contractor, commercial projects and pipe restoration.
                    Construction superintendent, responsible for estimating, bidding of projects, employee supervision.

1997-2003          Plomeria Delta,  Tijuana B.C. Mexico, general plumbing
                   contractor. plumber, construction superintendent.

EDUCATION

                  Preparatory School, Tijuana B.C. Mexico, graduated in 1996 Secondary School, Tijuana B.C. Mexico, graduated in 1993

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CODE OF ETHICS

We do not currently have a code of ethics. Because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt a code of ethics as our business operations expand and we have additional directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jose            2008   $4,800       0           0           0          0             0            0          0
Chavez,         2007   $  800       0           0           0          0             0            0          0
President,
CEO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Mr. Chavez has advanced funds to the company to pay for organizational costs and operating expenses. The loan is interest free and has no specific terms of repayment. The balance due on December 31, 2008 was $22,470.

Beginning in November 2007 we pay Mr. Chavez a salary of $400 per month. The total amount paid to him for the year ended December 31, 2008 was $4,800, of which $2,000 was accrued as an account payable due to our limited cash funds.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews were $8,400, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended December 31, 2007, the total fees charged to the company for audit services, including quarterly reviews were $4,900, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)           Articles of Incorporation*
       3(ii)          Bylaws*
      31.1            Sec. 302 Certification of CEO
      31.2            Sec. 302 Certification of CFO
      32              Sec. 906 Certification of CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on September 24, 2007 under File Number 333-146263.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Tres Estrellas Enterprises, Inc.


March 16, 2008                    By /s/ Jose Chavez
--------------                       -------------------------------------------
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


/s/ Jose Chavez                                                   March 16, 2008
-------------------------------------------                       --------------
Jose Chavez
President, Secretary, Treasurer, Chief
Executive Officer, Chief Financial Officer,
Chief Accounting Officer and Sole Director