Form 10-Q
period 2009-03-31
Tres Estrellas Enterprises, Inc.
filed 2009-05-14
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2009

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

As of May 11, 2009, the registrant had 11,500,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The reviewed financial statements for the quarter ended March 31, 2009 immediately follow.

                        [ACCOUNTANT REPORT INSERTS HERE]

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                        March 31,         December 31,
                                                                          2009               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  1,159           $  4,803
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       1,159              4,803

OTHER ASSETS
  Organization Costs                                                       1,970              1,970
                                                                        --------           --------
TOTAL OTHER ASSETS                                                         1,970              1,970

                                                                        $  3,129           $  6,773
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         3,300              2,100
  Loan from Director                                                      24,470             22,470
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 27,770             24,570
                                                                        --------           --------

      TOTAL LIABILITIES                                                   27,770             24,570

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 11,500,000 shares issued and outstanding
   as of March 31, 2009 and December 31, 2008 respectively)               11,500             11,500
  Additional paid-in capital                                              23,500             23,500
  Deficit accumulated during exploration stage                           (59,641)           (52,797)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (24,641)           (17,797)
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  3,129           $  6,773
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                    March 5, 2007
                                        Three Months          Three Months           (inception)
                                           Ended                 Ended                 through
                                          March 31,             March 31,             March 31,
                                            2009                  2008                  2009
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
   Administrative Expenses                     6,844                16,720                59,641
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                          6,844                16,720                59,641
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (6,844)          $   (16,720)          $   (59,641)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                11,500,000            11,500,000
                                         ===========           ===========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       March 5, 2007
                                                                 Three Months       Three Months        (inception)
                                                                    Ended              Ended              through
                                                                   March 31,          March 31,          March 31,
                                                                     2009               2008               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (6,844)          $(16,720)          $(59,641)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Organizational Costs                          --                 --             (1,970)
    Increase (decrease) in Accounts Payable                           1,200                 --              3,300
    Increase (decrease) in Loan from Director                         2,000              4,000             24,470
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (3,644)           (12,720)           (33,841)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                               --                 --                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           11,500
  Additional paid-in capital                                         23,500
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             35,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (3,644)           (12,720)             1,159

CASH AT BEGINNING OF PERIOD                                           4,803             27,741                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $  1,159           $ 15,021           $  1,159
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
     Interest                                                      $     --           $     --           $     --
                                                                   ========           ========           ========
     Income Taxes                                                  $     --           $     --           $     --
                                                                   ========           ========           ========


                 See Accompanying Notes and Accountant's Report

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

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

     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2009, the Company had a loss from operations of $59,641, stockholders' deficit of ($24,641) and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009.

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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

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

     h) STOCK-BASED COMPENSATION

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". For the period ended March 31, 2009 the Company did not have any stock-based compensation.

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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

3. CAPITAL STOCK

     a) AUTHORIZED STOCK

     The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     b) SHARE ISSUANCES

     Since inception (March 5, 2007), to March 31, 2009, the Company has issued the following shares:

     A total of 5,500,000 common stock shares to the sole officer and director at $0.002 per share for a total of $11,000.

     A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.

4. INCOME TAXES

     The company has incurred operating losses of $59,641, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                              March 31, 2009
                                                              --------------
     Future income tax assets:
       Net operating  loss (from  inception
        (March 5, 2007 to March 31, 2009)                        $ 59,641
       Statutory tax rate (combined federal and state)                 34%
                                                                 --------
       Non-capital tax loss                                        20,278
       Valuation allowance                                        (20,278)
                                                                 --------
                                                                 $     --
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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

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

Tres Estrellas Enterprises, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

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

6. RELATED PARTY TRANSACTIONS

     Mr. Chavez has advanced funds to the company to pay for any costs incurred by it. These funds are interest free and there are no specific terms of repayment or any contract regarding the funds loaned. The balance due Mr. Chavez was $24,470 on March 31, 2009.

     Jose Chavez, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

7. SUBSEQUENT EVENT

     On April 9, 2009 Mr. Jose Chavez submitted his resignation as President and CEO of the corporation. Mr. Chavez will continue to serve as a Director, Secretary, CFO and Treasurer of the corporation.

     On April 9, 2009, upon the resignation of Mr. Chavez, Mr. Nitin Karnik became President, CEO and a Director of the corporation.

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

In order to achieve our business plan goals, we will need additional funding. During the past year we have witnessed a dramatic reduction in investor and lender willingness to provide funding throughout the world. We are also experiencing increased levels of resistance to our inquiries for new sources of cash flows. We need to generate additional funding beyond that provided in the past by our director. We are continuing our efforts to find that new funding.

LIQUIDITY AND CAPITAL RESOURCES

We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources. Our cash balance at March 31, 2009 was $1,159. We have developed our marketing plans, begun sales meetings with building owners for potential job bidding for future contracts, and rented our first office space. We have contacted industry equipment vendors and met with their sales representatives in order to determine which companies we will utilize to either purchase or lease equipment we deem necessary for our proposed plumbing services. If we are unable to secure adequate capital to continue our business, our shareholders will lose some or all of their investment and our business will likely fail. Our director has advanced us funds of $22,470 and has agreed to advance funds in a limited operations scenario. In the event our director does not provide such funding, our business will likely fail. We are a development stage company and have generated no revenue to date.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $59,641 in expenses from inception through March 31, 2009. For the three months ended March 31, 2009 we incurred $6,844 in expenses. These costs consisted of general and administrative expenses. For the three months ended March 31, 2008 we incurred $16,720 in general and administrative expenses. At this time, our plan is to continue to implement our business plan at a reduced level of activity. With current business conditions in Mexico, there has been a significant reduction in construction and plumbing repair demand. This has had the effect of a material lengthening of time we will need to secure service contracts for our company.

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

The following table provides selected financial data about our company for the three months ended March 31, 2009.

                    Balance Sheet Data:            3/31/09
                    -------------------            -------

                    Cash                          $  1,159
                    Total assets                  $  3,129
                    Total liabilities             $ 27,770
                    Shareholders' equity          $(24,641)

There was no cash provided from operating activities for the quarter ended March 31, 2009. From inception the director had loaned the company $24,470. Cash provided by financing since inception was $35,000, consisting of $11,000 from the sale of shares to our officer and director and $24,000 resulting from the sale of our common stock to 40 unaffiliated investors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in the Company's internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On April 9, 2009 Mr. Jose Chavez submitted his resignation as President and CEO of the corporation. Mr. Chavez will continue to serve as a Director, Secretary, CFO and Treasurer of the corporation.

On April 9, 2009, upon the resignation of Mr. Chavez, Mr. Nitin Karnik became President, CEO and a Director of the corporation.

ITEM 6. EXHIBITS.

                                                                    Exhibit
                                                                    Number
                                                                    ------

Certification of Chief Executive Officer pursuant to                  31.1
18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to                  31.2
18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer pursuant to                  32.1
18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to                  32.2
18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Tres Estrellas Enterprises, Inc. (Registrant)


/s/ Nitin Karnik                                              Date: May 11, 2009
-------------------------------------
Nitin Karnik
President, Chief Executive Officer
and Director


/s/ Jose Chavez                                               Date: May 11, 2009
-------------------------------------
Jose Chavez
Chief Financial Officer and Director