Form 10-Q/A
period 2009-03-31
Tres Estrellas Enterprises, Inc.
filed 2009-05-19
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tres Estrellas Enterprises, Inc.

I have reviewed the condensed balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of March 31, 2009, and the related condensed statements of operations for the three months ended March 31, 2009 and 2008 and for the period from March 5, 2007 (inception) to March 31, 2009, and condensed statements of cash flows for the three months ended March 31, 2009 and 2008 and for the period from March 5, 2007 (inception) to March 31, 2009. These financial statements are the responsibility of the company's management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of December 31, 2008, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated March 10, 2009, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
May 12, 2009

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

Tres Estrellas Enterprises, Inc. (Registrant)


/s/ Nitin Karnik                                              Date: May 19, 2009
-------------------------------------
Nitin Karnik
President, Chief Executive Officer
and Director


/s/ Jose Chavez                                               Date: May 19, 2009
-------------------------------------
Jose Chavez
Chief Financial Officer and Director