Form 10-Q
period 2009-06-30
Tres Estrellas Enterprises, Inc.
filed 2009-08-14
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2009

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

As of August 12, 2009, the registrant had 11,500,000 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

The reviewed financial statements for the quarter ended June 30, 2009 immediately follow.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tres Estrellas Enterprises, Inc.

I have reviewed the condensed balance sheet of Tres Estrellas Enterprises, Inc. (A Development Stage Company) as of June 30, 2009, and the related condensed statements of operations for the three and six months ended June 30, 2009 and 2008 and for the period from March 5, 2007 (inception) to June 30, 2009, and condensed statements of cash flows for the six months ended June 30, 2009 and 2008 and for the period from March 5, 2007 (inception) to June 30, 2009. These financial statements are the responsibility of the company's management.

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



/s/ GEORGE STEWART, CPA
--------------------------------
Seattle, Washington
August 11, 2009

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of               As of
                                                                        June 30,          December 31,
                                                                          2009               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    737           $  4,803
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         737              4,803

OTHER ASSETS
  Organization Costs                                                       1,970              1,970
                                                                        --------           --------
TOTAL OTHER ASSETS                                                         1,970              1,970

                                                                        $  2,707           $  6,773
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         4,500              2,100
  Loan from Director                                                      25,465             22,470
                                                                        --------           --------
Total Current Liabilities                                                 29,965             24,570
                                                                        --------           --------

TOTAL LIABILITIES                                                         29,965             24,570

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized;11,500,000 shares issued and outstanding
   as of June 30 2008 and Dec 31, 2007 respectively                       11,500             11,500
  Additional paid-in capital                                              23,500             23,500
  Deficit accumulated during exploration stage                           (62,258)           (52,797)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (27,258)           (17,797)
                                                                        --------           --------

       TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY (DEFICIT)                             $  2,707           $  6,773
                                                                        ========           ========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                          March 5, 2007
                                   Three Months       Six Months       Three Months       Six Months       (inception)
                                      Ended             Ended             Ended             Ended            through
                                     June 30,          June 30,          June 30,          June 30,          June 30,
                                       2009              2009              2008              2008              2009
                                   ------------      ------------      ------------      ------------      ------------
REVENUES
  Revenues                         $         --      $         --      $         --      $         --      $         --
                                   ------------      ------------      ------------      ------------      ------------
TOTAL REVENUES                               --                --                --                --                --

OPERATING COSTS
  Administrative Expenses                 2,617             9,461             5,956            22,676            62,258
                                   ------------      ------------      ------------      ------------      ------------
TOTAL OPERATING COSTS                     2,617             9,461             5,956            22,676            62,258
                                   ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                  $     (2,617)     $     (9,461)     $     (5,956)     $    (22,676)     $    (62,258)
                                   ============      ============      ============      ============      ============

BASIC EARNINGS (LOSS) PER SHARE    $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                   ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           11,500,000        11,500,000        11,500,000        11,500,000
                                   ============      ============      ============      ============


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          March 5, 2007
                                                                      Six Months         Six Months        (inception)
                                                                        Ended              Ended             through
                                                                       June 30,           June 30,           June 30,
                                                                         2009               2008               2009
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (9,461)          $(22,676)          $(62,258)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Organizational Costs                              --                 --             (1,970)
    Increase (decrease) in Accounts Payable                               2,400                 --              4,500
    Increase (decrease) in Loan from Director                             2,995              4,000             25,465
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,066)           (18,676)           (34,263)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                   --                 --                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --             11,500
  Additional paid-in capital                                                 --                 --             23,500
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             35,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (4,066)           (18,676)               737

CASH AT BEGINNING OF PERIOD                                               4,803             27,741                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $    737           $  9,065           $    737
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
     Interest                                                          $     --           $     --           $     --
                                                                       ========           ========           ========
     Income Taxes                                                      $     --           $     --           $     --
                                                                       ========           ========           ========


                 See Accompanying Notes and Accountant's Report

                        TRES ESTRELLAS ENTERPRISES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2009
--------------------------------------------------------------------------------

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

     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2009, the Company had a loss from operations of $62,258 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009.

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

                        TRES ESTRELLAS ENTERPRISES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2009
--------------------------------------------------------------------------------

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

                        TRES ESTRELLAS ENTERPRISES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2009
--------------------------------------------------------------------------------

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

     h) STOCK-BASED COMPENSATION

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". For the period ended June 30, 2009 the Company did not have any stock-based compensation.

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

                        TRES ESTRELLAS ENTERPRISES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2009
--------------------------------------------------------------------------------

3. CAPITAL STOCK

     a) AUTHORIZED STOCK

     The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

     b) SHARE ISSUANCES

     Since inception (March 5, 2007), to June 30, 2009, the Company has issued the following shares:

     A total of 5,500,000 common stock shares to the sole officer and director at $0.002 per share for a total of $11,000.

     A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.

4. INCOME TAXES

     The company has incurred operating losses of $62,258, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                   June 30, 2009
                                                                   -------------
     Future income tax assets:
       Net operating loss (from inception (March 5, 2007
        to June 30, 2009)                                            $ 62,258

       Statutory tax rate (combined federal and state)                     34%
                                                                     --------
       Non-capital tax loss                                            21,168
       Valuation allowance                                            (21,168)
                                                                     --------
                                                                     $     --
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

                        TRES ESTRELLAS ENTERPRISES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2009
--------------------------------------------------------------------------------

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

                        TRES ESTRELLAS ENTERPRISES, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2009
--------------------------------------------------------------------------------

6. RELATED PARTY TRANSACTIONS

     Mr. Chavez, a director of the Company, has advanced funds to the company to pay for any costs incurred by it. These funds are interest free and there are no specific terms of repayment or any contract regarding the funds loaned. The balance due Mr. Chavez was $25,465 on June 30, 2009.

     The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

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

LIQUIDITY AND CAPITAL RESOURCES

We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources. Our cash balance at June 30, 2009 was $737. We have developed our marketing plans, begun sales meetings with building owners for potential job bidding for future contracts, and rented our first office space. We have contacted industry equipment vendors and met with their sales representatives in order to determine which companies we will utilize to either purchase or lease equipment we deem necessary for our proposed plumbing services. If we are unable to secure adequate capital to continue our business, our shareholders will lose some or all of their investment and our business will likely fail. Our director has advanced us funds of $25,465 and has agreed to advance funds in a limited operations scenario. In the event our director does not provide such funding, our business will likely fail. We are a development stage company and have generated no revenue to date.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $62,258 in expenses from inception through June 30, 2009. For the three months ended June 30, 2009 we incurred $2,617 in expenses. These costs consisted of general and administrative expenses. For the three months ended June 30, 2008 we incurred $5,956 in general and administrative expenses. At this time, our plan is to continue to implement our business plan at a reduced level of activity. With current business conditions in Mexico, there has been a significant reduction in construction and plumbing repair demand. This has had the effect of a material lengthening of time we will need to secure service contracts for our company.

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

The following table provides selected financial data about our company for the three months ended June 30, 2009.

                    Balance Sheet Data:            6/30/09
                    -------------------            -------

                    Cash                          $    737
                    Total assets                  $  2,707
                    Total liabilities             $ 29,965
                    Shareholders' equity          $(27,258)

There was no cash provided from operating activities for the quarter ended June 30, 2009. From inception the director had loaned the company $25,465. Cash provided by financing since inception was $35,000, consisting of $11,000 from the sale of shares to our officer and director and $24,000 resulting from the sale of our common stock to 40 unaffiliated investors.

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

Tres Estrellas Enterprises, Inc. (Registrant)


/s/ Nitin Karnik                                           Date: August 12, 2009
------------------------------------
Nitin Karnik
President, Chief Executive Officer
and Director


/s/ Jose Chavez                                            Date: August 12, 2009
------------------------------------
Jose Chavez
Chief Financial Officer and Director