Form 10-Q
period 2009-09-30
Tres Estrellas Enterprises, Inc.
filed 2009-11-16
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do Not Check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 11, 2009, the registrant had 11,500,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                        Sept. 30,         December 31,
                                                                          2009               2008
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $    697           $  4,803
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                         697              4,803

OTHER ASSETS
  Organization Costs                                                       1,970              1,970
                                                                        --------           --------
TOTAL OTHER ASSETS                                                         1,970              1,970
                                                                        --------           --------

                                                                        $  2,667           $  6,773
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         7,200              2,100
  Loan from Director                                                      27,465             22,470
                                                                        --------           --------
Total Current Liabilities                                                 34,665             24,570
                                                                        --------           --------

TOTAL LIABILITIES                                                         34,665             24,570

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized;11,500,000 shares issued and outstanding
   as of June 30 2008 and Dec 31, 2007 respectively                       11,500             11,500
  Additional paid-in capital                                              23,500             23,500
  Deficit accumulated during exploration stage                           (66,998)           (52,797)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (31,998)           (17,797)
                                                                        --------           --------

       TOTAL LIABILITIES &
             STOCKHOLDERS' EQUITY (DEFICIT)                             $  2,667           $  6,773
                                                                        ========           ========


                             See Accompanying Notes

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                              March 5, 2007
                                    Three Months       Nine Months        Three Months       Nine Months       (inception)
                                       Ended              Ended              Ended              Ended            through
                                     Sept. 30,          Sept. 30,          Sept. 30,          Sept. 30,          Sept. 30,
                                       2009               2009               2008               2008               2009
                                   ------------       ------------       ------------       ------------       ------------
REVENUES
  Revenues                         $         --       $         --       $         --       $         --       $         --
                                   ------------       ------------       ------------       ------------       ------------
TOTAL REVENUES                               --                 --                 --                 --                 --

OPERATING COSTS
  Administrative Expenses                 4,740             14,201              5,140             27,816             66,998
                                   ------------       ------------       ------------       ------------       ------------
TOTAL OPERATING COSTS                     4,740             14,201              5,140             27,816             66,998
                                   ------------       ------------       ------------       ------------       ------------

NET INCOME (LOSS)                  $     (4,740)      $    (14,201)      $     (5,140)      $    (27,816)      $    (66,998)
                                   ============       ============       ============       ============       ============

BASIC EARNINGS (LOSS) PER SHARE    $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                   ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           11,500,000         11,500,000         11,500,000         11,500,000
                                   ============       ============       ============       ============


                             See Accompanying Notes

                        TRES ESTRELLAS ENTERPRISES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      March 5, 2007
                                                                  Three Months       Nine Months       (inception)
                                                                     Ended              Ended            through
                                                                   Sept. 30,          Sept. 30,          Sept. 30,
                                                                     2009               2009               2009
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(14,201)          $(27,816)          $(66,998)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Organizational Costs                          --                 --             (1,970)
    Increase (decrease) in Accounts Payable                           5,100                800              7,200
    Increase (decrease) in Loan from Director                         4,995              4,000             27,465
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (4,106)           (23,016)           (34,303)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                               --                 --                 --
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             11,500
  Additional paid-in capital                                             --                 --             23,500
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             35,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (4,106)           (23,016)               697

CASH AT BEGINNING OF PERIOD                                           4,803             27,741                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $    697          $   4,725           $    697
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                             See Accompanying Notes

                        Tres Estrellas Enterprises, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION

     Tres Estrellas Enterprises, Inc. (the "Company") is a Nevada corporation incorporated on March 5, 2007. The Company is a development stage company. To date, the Company's activities have been limited to its formation and the raising of equity capital. The Company's fiscal year end is December 31.

     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2009, the Company had a loss from operations of $66,998 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009.

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

                        Tres Estrellas Enterprises, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                        Tres Estrellas Enterprises, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     h) STOCK-BASED COMPENSATION

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". For the period ended September 30, 2009 the Company did not have any stock-based compensation.

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

     b) SHARE ISSUANCES

     Since inception (March 5, 2007), to September 30, 2009, the Company has issued the following shares:

     A total of 5,500,000 common stock shares to the sole officer and director at $0.002 per share for a total of $11,000.

     A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.

                        Tres Estrellas Enterprises, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

4. INCOME TAXES

     The company has incurred operating losses of $66,998, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

     Details of future income tax assets are as follows:

                                                                   September 30,
                                                                       2009
                                                                     --------
     Future income tax assets:
       Net operating loss (from inception (March 5, 2007
        to September  30, 2009)                                      $ 66,998
       Statutory tax rate (combined federal and state)                     34%
                                                                     --------
       Non-capital tax loss                                            22,779
       Valuation allowance                                            (22,779)
                                                                     --------
                                                                     $     --
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

                        Tres Estrellas Enterprises, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

5. NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

6. RELATED PARTY TRANSACTIONS

     Mr. Chavez, a director of the Company, has advanced funds to the company to pay for any costs incurred by it. These funds are interest free and there are no specific terms of repayment or any contract regarding the funds loaned. The balance due Mr. Chavez was $27,465 on September 30, 2009.

     The officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

7. SUBSEQUENT EVENT

     On October 30, 2009, the Company executed an agreement with IN Media Corporation, Inc. ("IN-Media"), and the Company (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, IN Media shareholders acquired thirty three million, five hundred thousand (33,500,000) shares of the Company's common stock, whereby IN Media was merged into the Company. This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, IN Media had fair access to and was in possession of all available material information about the Company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

                        Tres Estrellas Enterprises, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               September 30, 2009
--------------------------------------------------------------------------------

7. SUBSEQUENT EVENT - CONTINUED

     Upon effectiveness of the Agreement, the Company has now changed its business plan to the business of IN Media. IN Media is a content provider and integrator of Internet Protocol Television ("IPTV") services for cable, satellite, internet, telephony and mobile services. The IN Media business model is comprised of both content fees and shared revenue from large infrastructure providers offering total solutions: television, telephony and internet services, also referred to as "Triple Play" services. The addition of content or video on demand (VoD) adds to the solution or "Quad Play" services. IN Media is an integral part of both IPTV and VoD services with their ownership of content and streamlined IPTV implementations. However, IN Media mitigates their exposure by partnering with large
     Platform Providers whom are responsible for the customer billing and service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

Management determined it was in the best interests of the company and the shareholders to consider other potential business opportunities that could include possibly changing our business plan, acquiring an existing business with sufficient cash flows, or merging with another company.

On October 30, 2009, we executed an agreement with IN Media Corporation, Inc. ("IN-Media"), and our Company (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, IN Media shareholders acquired thirty three million, five hundred thousand (33,500,000) shares of our common stock, whereby IN Media was merged into the Company. The Company reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. The disclosure included the financial statements of IN-Media, pro-forma financials, and disclosures regarding IN-Media. The closing of the transactions in the agreement are contingent upon satisfaction of closing conditions listed in the Agreement, a form of which is attached Exhibit 2.1 to that Form 8-K.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $66,998 in expenses from inception through September 30, 2009. We incurred $4,740 and 5,140 in expenses for the three months ended September 30, 2009 and 2008, respectively. These costs consisted of general and administrative expenses. For the nine months ended September 30, 2009 and 2008 we incurred $14,201 and $27,816 in expenses, these were all general and administrative expenses.

Management determined it was in the best interests of the company and the shareholders to consider other potential business opportunities that could include possibly changing our business plan, acquiring an existing business with sufficient cash flows, or merging with another company.

The following table provides selected financial data about our company for the three months ended September 30, 2009.

                    Balance Sheet Data:            9/30/09
                    -------------------            -------

                    Cash                          $    697
                    Total assets                  $  2,667
                    Total liabilities             $ 34,665
                    Shareholders' equity          $(31,998)

There was no cash provided from operating activities for the quarter ended September 30, 2009. From inception the director had loaned the company $27,465. Cash provided by financing since inception was $35,000, consisting of $11,000 from the sale of shares to our officer and director and $24,000 resulting from the sale of our common stock to 40 unaffiliated investors.

LIQUIDITY AND CAPITAL RESOURCES

We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources. Our cash balance at September 30, 2009 was $697. If we are unable to secure adequate capital to continue in business, our shareholders will lose some or all of their investment and our business will likely fail. Our director has advanced us funds of $27,465 and has agreed to advance funds in a limited operations scenario. In the event our director does not provide such funding, our business will likely fail. We are a development stage company and have generated no revenue to date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("ASC 105"), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company's consolidated financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, "SUBSEQUENT EVENTS" ("ASC 855"). The pronouncement modifies the definition of what qualifies as a subsequent event--those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued--and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

                       WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management team, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of September 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in
Item 1A of the Company's Form 10-K for the year ended December 31, 2008, including but not limited, to the following:

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR BUSINESS AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH.

We intend to pursue a growth strategy that includes development of the Company business and technology. Currently we have limited capital which is insufficient to pursue our plans for development and growth. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. We are currently seeking additional capital. Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital will have a material adverse effect on our business.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS, WHICH COULD MAKE IT DIFFICULT FOR US TO RECOVER DAMAGES FROM THEM IN THE EVENT OF A LAWSUIT.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

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

Tres Estrellas Enterprises, Inc. (Registrant)


/s/ Nitin Karnik                                         Date: November 11, 2009
------------------------------------
Nitin Karnik
President, Chief Executive Officer
and Director


/s/ Jose Chavez                                          Date: November 11, 2009
------------------------------------
Jose Chavez
Chief Financial Officer and Director