Form 10-K
period 2009-12-31
IN Media Corp
filed 2010-04-01
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2009

                        Commission File Number 333-146263

                              IN Media Corporation
             (Exact name of Registrant as specified in its charter)

           Nevada                               1711                        20-8644177
(State or Other Jurisdiction of      (Primary Standard Industrial        (I.R.S. Employee
Incorporation or Organization)        Classification Code Number)       Identification No.)

4920 El Camino Real, Suite 100, Los Altos, CA 94022                         408-849-9499
       (Address of principal executive offices)                    (Registrant's telephone number,
                                                                          including area code)

                        Tres Estrellas Enterprises, Inc.
                          3401 Adams Avenue, Suite 302
                            San Diego, CA 92116-2490
                        (Former Name and Former Address)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 1, 2010, the registrant had 45,000,000 shares of common stock issued and outstanding. The current market value of our common stock as of April 1, 2010 is $1.18 per share. The aggregate market value, as at the last business day of the registrant's most recently completed second fiscal quarter was $0.00.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                              IN MEDIA CORPORATION
                   (formerly Tres Estrellas Enterprises, Inc.)
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                       7
Item 1B.  Unresolved Staff Comments                                         13
Item 2.   Properties                                                        13
Item 3.   Legal Proceedings                                                 13
Item 4.   Reserved                                                          13

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters          14
Item 6.   Selected Financial Data                                           16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         16
Item 7A.  Quantitative and Qualitative Disclosures About Market Research    19
Item 8.   Financial Statements                                              20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          30
Item 9A.  Controls and Procedures                                           30
Item 9B.  Other Information                                                 31

                                    Part III

Item 10.  Directors and Executive Officers                                  32
Item 11.  Executive Compensation                                            33
Item 12.  Security Ownership of Certain Beneficial Owners and Management    36
Item 13.  Certain Relationships and Related Transactions                    37
Item 14.  Principal Accounting Fees and Services                            37

                                     Part IV

Item 15.  Exhibits                                                          38

Signatures                                                                  39

As used in this report, the terms "we", "us", "our"and "our company" refer to IN Media Corporation (formerly Tres Estrellas Enterprises, Inc.).

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Current Report on Form 10-K contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, and the effect of economic conditions include forward-looking statements.

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties.

Investors are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION IN THE LAST FIVE YEARS

IN Media Corporation was incorporated in Nevada on March 5, 2007 as Tres Estrellas Enterprises, Inc. for the purpose of utilizing the latest products and methods in pipe restoration plumbing contractor services for commercial and residential rental buildings in Baja California, Mexico. Due to a downturn in the construction industry we were forced to abandon our business plan and on October 16, 2009, we executed an agreement between In-Media Corporation (a California corporation), and Tres Estrellas Enterprises, Inc., whereby pursuant to the terms and conditions of the Agreement, In-Media shareholders acquired thirty three million, five hundred thousand (33,500,000) shares of our common stock, subsequent to which In-Media was merged into the Company. This issuance of stock did not involve any public offering, general advertising or solicitation.

Based in Los Altos, CA, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television ("IPTV") services for cable, satellite, internet, telephony and mobile services. IPTV delivers video content from public domain and premium content sources over the internet to consumer displays ranging from large screen TVs in the home, to mobile display devices such as the I-Phone. Our goal is to become a global leader of IPTV implementation systems, services and content aggregation for our distribution partners ("Platform Providers"). To date we have built our business by focusing on outsourcing as much as possible to reduce the risk of development problems and delays, market and employee acquisition, and up-front cash flow. Our relationship with our outsource partners gives us access to development and engineering facilities in China and India, distribution channels in China, customer sales, billing and support services, and over 4,000 entertainment titles from Hollywood to "Bollywood" (the informal term popularly used for the Mumbai-based Hindi-language Film Industry in India) movies. As a result, we believe we are well positioned to effectively and efficiently launch and implement IPTV solutions in Asia and around the world.

Our business model is comprised of both content fees and shared revenue from large infrastructure providers offering total solutions: television, telephony and internet services, also referred to as "Triple Play" services. The addition of content or video on demand (VoD) adds to the solution or "Quad Play" services.

Led by our President and CEO, Nick Karnik, we believe that we have established key relationships in China and India to launch IPTV services. The first implementation of our services is intended to be launched in China with cable providers from major cities.

With the multitudes of options of content on the Internet traditional television programming is under pressure to come up with new models and options for consumers. Video on Demand, once only available on cable is the de-facto standard for internet access. The platform providers like Comcast, AT&T, DirecTV, etc. are central to providing the core services of: telephony, television, internet and content to the mass market. However, adding to the complexity are the divergent number and types of devices available to access the internet and content.

THE IN MEDIA SOLUTION

We focus on providing integrated IPTV services for Platform Providers for any device from large screen televisions to handheld mobile phones. We provide a combination of hardware, software, manufacturing and content services for platform providers to either complete their proprietary offerings or provide an all-in-one solution. Our partnerships with Platform Providers such as Comcast, AT&T, DirecTV, provide an installed base of customers as well as allowing Platform Providers to be the billing and service interface to customers. We are currently planning our first implementation in China through our Chinese
Distributor, which will include provision of Set Top Boxes ("STB") related system support, reference platforms and technology, and access to over 4,000 titles of Hollywood and Bollywood movies.

THE MARKET OPPORTUNITY

We believe that the overall IPTV market potential is very large and can be viewed as a function of the growth in the number of broadband subscribers. In 2007, the top ten countries totaled over 226,000,000 broadband subcribers. According to eMarketer, the total worldwide broadband subscriber base is expected grow to over 500,000,000 subscribers by 2011.

We have focused our initial efforts on implementation of our IPTV solutions in China, because it is one of the largest IPTV markets in the world. With 378 million TV households and 152 million cable TV households at the end of 2007,

    [GRAPHIC SHOWING THE TOP 10 COUNTRIES BY NUMBER OF BROADBAND SUBSCRIBERS]

China is the world's largest TV market. (source; eMarketer) Cable dominates the multi-channel industry as satellite reception is banned and IPTV is in its infancy. As a result 40% of all homes have cable TV, and cable accounts for 99% of the pay TV market. (source; eMarketer)

With significant investment in the technological infrastructure across the country, we have determined that the cable industry is rapidly converting to digital in anticipation of the planned conversion from analog to digital transmission standards in 2015. The recent Olympics acted as a catalyst for this
- as the Beijing Olympics was the first all-HD Olympic Games. Digitization and the growth of interactive TV services is expected to lead to an increase in the number of subscribers, the frequency of use and average revenue per subscriber.

           [GRAPHIC SHOWING THE NUMBER OF IPTV SUBSCRIBERS IN CHINA]

OPPORTUNITIES FOR FOREIGN TECHNOLOGY SUPPLIERS IN THE CHINESE DOMESTIC MARKET

Despite the restrictions on foreign investment in the Chinese media industry, opportunities exist for overseas technology providers like IN Media Corporation, in particular, those that supply head-end and studio equipment, video-on-demand systems, last-mile components and conditional access. Although local competition is tough, foreign companies that take the time to understand the intricacies of the market and work through local partners have the potential to compete in this huge marketplace.

OUR INITIAL ROLL-OUT PLAN IN CHINA

The initial rollout of our technology to the Chinese market will be in a "set-top" cable box style unit which will integrate traditional broadcast television and internet media content streamed into the user's existing TV through the IPTV unit. The application of this technology will appear and operate in many ways just like the familiar "cable box" menu driven user interface. The key difference is that the media will not be limited to a broadcast television signal but rather will include the vast library of existing internet content. With the help of our Chinese distribution partner, we are hoping to be in a position to commence shipments to Chinese cable providers by mid 2010. Once complete, this product deployment, as well as future deployments, will allow for seamless viewing of internet and network broadcast content in high definition on the user's existing television. Finally, there will be a number of portals allowing the user instant and easy access to thousands of public domain and premium movies and television programming.

OUR BUSINESS MODEL AND SALES STRATEGY

*    BUSINESS MODEL

Our business model centers on a combination of hardware, software, manufacturing and content:

     1. SET-TOP BOX SOLUTION. We provide reference hardware and software for mass market manufacturing as well as manufacturing of the actual set-top boxes to Platform Provider specifications. Revenue sharing is based on the fees collected by Platform Providers as a percentage of their overall access fees.

     2. CONTENT LICENSING. We provide access to a library of over 4,000 Hollywood and Bollywood movies. Fees are based on either Video on Demand (VoD) or advertising fees depending on the Platform Provider agreements.

*    SALES STRATEGY

Our sales strategy is based on working with Platform Providers of IPTV services. Because of the market size and readiness for IPTV solutions in general in China and the fact that we have developed our first distribution agreement in China we are focusing first on this market and then plan subsequent expansion into India, North America and Europe.

Although the final timing cannot be assured, our implementation plan is as follows:

Phase                                                                  Duration
-----                                                                  --------
1    DEVELOPMENT: Complete reference hardware and software for
     set-top box implementation in China                               Completed

2    CHINA: Launch first implementation with China's Cable
     operators into first targeted province                            Mid  2010

3    CHINA EXPANSION: Expand into additional provinces with
     China Cable Operators                                             2010-2011

4    US: Business development to secure Platform Providers in
     the US                                                              2H 2010

5    EUROPE: Business development into major European countries
     via Platform Providers                                              1H 2011

THE COMPETITION AND COMPETITIVE ADVANTAGE

The competitive landscape for IPTV services is very crowded as the market potential is very large. The key players will be the Platform Providers who control access to telephony, television, internet and content for consumers. However, new players like Microsoft, Apple, Amazon, and the major Hollywood studios are moving forward on their own solutions to monetize content and services over the internet. Key hardware vendors like Motorola, Cisco, Intel, etc. are also potential competitors for set-top box solutions as they have previously established relationships with the Platform Providers.

                      [GRAPHIC SHOWING THE IPTV SOLUTIONS]

Although our competitors have strong brands and significant engineering and marketing budgets we believe that we will have an opportunity to compete because we have outsourced our manufacturing and distribution function in China to local partners who know and operate in the Chinese market where the power of established US brands may not be so powerful. Since we already have a fully functional product offering and have established local distribution we believe our market offering in China is fully competitive with solutions from our competitors. Because of size of the Chinese market, we have an opportunity to further improve the competitiveness of our offering through design efficiencies and economies of scale, thereby enhancing our competitiveness in subsequent markets. Moreover, our access to a large content library gives us the opportunity to supplement traditional television programming with Video-on-Demand services or content portal access with advertising or subscription fees. Whereas, solutions provided by major brands like Microsoft or Apple may compete against the Platform Providers, we are more likely to be perceived as a revenue sharing partner to a Platform Provider.

EMPLOYEES

We outsource our employees, consequently, we have access to the services of approximately 10 contract employees including 1 executive and administration, 1 in business development, with the balance working in engineering.

REPORTS TO SECURITIES HOLDERS

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission ("SEC"). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing. We reserve the right to not provide risk factors in our future filings. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Our primary risk factors and other considerations include:

Our business is subject to numerous risk factors, including the following:

MINIMAL OPERATING HISTORY AND NO REVENUE.

Prior to the merger, we had a minimal operating history and have generated no revenues or earnings from operations. We had no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we begin selling our product. This may result in us incurring a net operating loss which will increase continuously until we can generate sufficient revenue. There is no assurance that we can generate or sustain profitable operations.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the company. In the immediate future we will spend most of our resources, efforts and expenditures in two primary areas. 1) The securing of key customers in China and 2) the development of our IPTV set top box. We have generated no revenue since inception due to the fact that we have not yet made any commercial shipments of our products. The success of our operations will be dependent upon acceptance of our product and numerous other factors beyond our control.

REPORTING REQUIREMENTS MAY UTILIZE A SUBSTANTIAL PORTION OF OUR CASH

We will incur ongoing costs and expenses for SEC reporting and compliance. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF THE COMPANY'S SECURITIES.

We are a "penny stock" company. We are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell their securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY'S STOCK PRICE.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months if the company is a current, reporting company under the '34 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted securities", whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Act.

THE COMPANY'S INVESTORS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

THE STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT INVESTORS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF THEY NEED TO LIQUIDATE SHARES.

Our shares of common stock may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

FAILURE TO ACHIEVE AND MAINTAIN  EFFECTIVE  INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 4-4 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 4-4 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors

RISKS INVOLVING THE PEOPLE'S REPUBLIC OF CHINA ("PRC") CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO PRC COULD ADVERSELY AFFECT OUR COMPANY.

The PRC is passing from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that set down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

The PRC legal system is a civil law system. Unlike the common law system, such as the legal system used in the United States, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

IF RELATIONS BETWEEN THE UNITED STATES AND CHINA WORSEN, OUR STOCK PRICE MAY DECREASE AND WE MAY HAVE DIFFICULTY ACCESSING THE U.S. CAPITAL MARKETS.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE VALUE OF YOUR INVESTMENT.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the Renminbi is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

THE FLUCTUATION OF THE RENMINBI ("RMB") MAY MATERIALLY AND ADVERSELY AFFECT YOUR INVESTMENT.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our Renminbi into U.S. dollars for business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of US dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions and as of March 25, 2010 stood at RMB 6.82.

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future and we currently do not intend to pay dividends.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office address is 4920 El Camino Real, Suite 100, Los Altos, CA 94022. We currently use the office of a third party at no expense (direct or accrued). As a consequence, we currently have no long term lease obligations.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. RESERVED

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common stock is currently traded on the OTC Bulletin Board under the symbol "TLLA". We received our listing for quotation on December 4, 2007. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the last two years.

               Year         Quarter        High         Low
               ----         -------        ----         ---
               2008         First          0.00         0.00
               2008         Second         0.00         0.00
               2008         Third          0.00         0.00
               2008         Fourth         0.00         0.00
               2009         First          0.00         0.00
               2009         Second         0.00         0.00
               2009         Third          0.00         0.00
               2009         Fourth         1.40         0.60

HOLDERS

As of December 31, 2009, there were 45,000,000 shares of our common stock issued and outstanding with 34 shareholders of record.

TRANSFER AGENT

Our Transfer Agent is TranShare Corporation.

DIVIDEND POLICY

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the fiscal year ended December 31, 2009, the Company did not have any equity compensation plans and therefore did not grant any stock options or authorize securities for issuance under an equity compensation plan.

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

SHARES AVAILABLE UNDER RULE 144

There are currently 39,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 39,000,000 shares are held by affiliates, as that term is defined in Rule 144(a)(1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this annual report. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this annual report should be read as applying to all related forward-looking statements wherever they appear in this annual report. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects,
technological   developments  and  similar  matters.   The  Private   Securities
Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of "Risk Factors" and elsewhere in this annual report.

RESULTS OF OPERATIONS

We are a development stage company. From inception to the year ended December 31, 2009 we have spent most of our resources, efforts and expenditures in two primary areas. 1) the development of distribution capability in China and 2) the development of our IPTV set top box.

We have generated no revenue since inception due to the fact that we are a development stage company and have not yet made any commercial shipments of our products.

We have incurred $820,348 in expenses from inception through December 31, 2009. For the year ended December 31, 2009 we incurred $716,586 in expenses. These costs included $415,000 of contracted maintenance costs under the terms of the licensing agreement under which we acquired the rights and designs to our set top boxes and supporting systems and the balance were general, marketing and business development expenses incurred for services provided by outsourced service providers. For the year ended December 31, 2008 we incurred $32,038 in general and administrative expenses.

The following table provides selected financial data about our company for the years ended December 31, 2009 and 2008.

          Balance Sheet Data:            12/31/09            12/31/08
          -------------------            --------            --------
          Cash                          $      63           $   4,803
          Total assets                  $ 417,033           $   6,773
          Total liabilities             $ 947,381           $  24,570
          Shareholders' equity          $(530,348)          $  17,797

There was no cash provided from operating activities for the quarter ended December 31, 2009. Over the period from inception to December 31, 2009 one of our directors provided loans to the company amounting to $30,565 to fund operating expenses. Cash provided by financing since inception was $35,000, consisting of $11,000 from the sale of shares to our officer and director and $24,000 resulting from the sale of our common stock to 40 unaffiliated investors.

CAPITAL RESOURCES AND LIQUIDITY

We expect to generate revenue and cash through the rollout of our set top boxes in China. Based on the installed base of cable customers in the Chinese cities and provinces, we believe, but cannot guarantee, we should be able to be cash flow positive within 12 months. We plan to use our relationships and partnerships in China to help facilitate the manufacturing of our hardware and the integration of the software platform. We may need to raise interim funding to bridge any delays in cash flow from anticipated generation of revenue.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in our opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

     d)   FAIR  VALUE  OF  FINANCIAL   INSTRUMENTS   AND  DERIVATIVE   FINANCIAL
          INSTRUMENTS

          Financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009.

          FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

          Level 1. Observable inputs such as quoted prices in active markets;

          Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

          Level 3.  Unobservable  inputs  in which  there is little or no market
          data,   which  requires  the  reporting  entity  to  develop  its  own assumptions.

          We do not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and 2008.

     e)   INCOME TAXES

          The Company accounts for income taxes under ASC 740 "INCOME TAXES" which codified SFAS 109, "ACCOUNTING FOR INCOME TAXES" and FIN 48 "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

     f)   EARNINGS (LOSS) PER SHARE

          FASB ASC 260, "EARNINGS PER SHARE" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting dates, as there were no common stock equivalents outstanding.

     g)   STOCK-BASED COMPENSATION

          ASC 718 "COMPENSATION - STOCK COMPENSATION" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The
          Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "EQUITY - BASED PAYMENTS TO NON-EMPLOYEES" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (A) the goods or services received; or (B) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

     h)   REVENUE RECOGNITION

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RESEARCH

We do not hold any derivitive instruments and do not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
In Media Corporation

I have audited the accompanying balance sheet of In Media Corporation (A Development Stage Company) as of December 31, 2009, and the related statement of operations, stockholders' equity and cash flows for the period from March 5, 2007 (inception), to December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Media Corporation, (A Development Stage Company) as of December 31, 2009, and the results of its operations and cash flows for the period from March 5, 2007 (inception), to December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
------------------------------
Seattle, Washington
March 29, 2010

                              In Media Corporation
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                            As of               As of
                                                                         December 31,        December 31,
                                                                            2009                2008
                                                                          ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $      63           $   4,803
                                                                          ---------           ---------
TOTAL CURRENT ASSETS                                                             63               4,803

OTHER ASSETS
  Licensing agreement                                                       415,000                  --
  Organization costs                                                          1,970               1,970
                                                                          ---------           ---------
TOTAL OTHER ASSETS                                                          416,970               1,970

      TOTAL ASSETS                                                        $ 417,033           $   6,773
                                                                          =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $  21,816           $   2,100
  Fees and contracts payable                                                895,000                  --
  Loans from directors                                                       30,565              22,470
                                                                          ---------           ---------
TOTAL CURRENT LIABILITIES                                                   947,381              24,570
                                                                          ---------           ---------

      TOTAL LIABILITIES                                                     947,381              24,570
                                                                          ---------           ---------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   45,000,000 and 11,500,000 shares issued and outstanding
   as of December 31, 2009 and 2008 respectively                             45,000              11,500
  Additional paid-in capital                                                245,000              23,500
  Deficit accumulated during development stage                             (820,348)            (52,797)
                                                                          ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                 (530,348)            (17,797)
                                                                          ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 417,033           $   6,773
                                                                          =========           =========


                        See Notes to Financial Statements

                              In Media Corporation
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                               March 5, 2007
                                                                                                (inception)
                                                  Year Ended             Year Ended               through
                                                  December 31,           December 31,           December 31,
                                                     2009                   2008                   2009
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES                     716,586                 32,038                820,348
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (716,586)               (32,038)              (820,348)
                                                 ------------           ------------           ------------

NET INCOME (LOSS)                                $   (716,586)          $    (32,038)          $   (820,348)
                                                 ============           ============           ============

BASIC EARNING (LOSS) PER SHARE                   $      (0.04)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         17,282,192             11,500,000
                                                 ============           ============


                        See Notes to Financial Statements

                              In Media Corporation
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From March 5, 2007 (Inception) through December 31, 2009
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                              Common     Additional      During
                                               Common         Stock        Paid-in     Development
                                               Stock          Amount       Capital        Stage          Total
                                               -----          ------       -------        -----          -----
BALANCE, MARCH 5, 2007                              --       $    --       $     --      $      --     $      --

Stock issued for cash on April 3, 2007
 @ $0.002 per share                          5,500,000         5,500          5,500                       11,000

Stock issued for cash on October 11, 2007
 @ $0.004 per share                          6,000,000         6,000         18,000                       24,000

Net loss, December 31, 2007                                                                (20,759)      (20,759)
                                            ----------       -------       --------      ---------     ---------

BALANCE, DECEMBER 31, 2007                  11,500,000        11,500         23,500        (20,759)       14,241
                                            ==========       =======       ========      =========     =========

Net loss, December 31, 2008                                                                (32,038)      (32,038)
                                            ----------       -------       --------      ---------     ---------

BALANCE, DECEMBER 31, 2008                  11,500,000        11,500         23,500        (52,797)      (17,797)
                                            ==========       =======       ========      =========     =========

Merger of In Media and Tres Estrellas
 October 30, 2009                           33,500,000        33,500        221,500        (50,965)      204,035

Net loss, December 31, 2009                                                               (716,586)     (716,586)
                                            ----------       -------       --------      ---------     ---------

BALANCE, DECEMBER 31, 2009                  45,000,000       $45,000       $245,000      $(820,348)    $(530,348)
                                            ==========       =======       ========      =========     =========


                        See Notes to Financial Statements

                              In Media Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         March 5, 2007
                                                                                                          (inception)
                                                              Year Ended            Year Ended              through
                                                              December 31,          December 31,          December 31,
                                                                 2009                  2008                  2009
                                                              -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $  (716,586)          $   (32,038)          $  (820,348)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease organization costs                             --                    --                (1,970)
    Increase (decrease) accounts payable                           19,716                 2,100                21,816
    Increase (decrease) loans from directors                        8,095                 7,000                30,565
                                                              -----------           -----------           -----------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (688,775)              (22,938)             (769,937)

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease licensing agreement                        (415,000)                   --              (415,000)
                                                              -----------           -----------           -----------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (415,000)                   --              (415,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                         33,500                    --                45,000
  Additional paid-in capital                                      221,500                    --               245,000
  Accumulated deficit                                             (50,965)                   --                    --
  Increase (decrease) fees and contracts payable                  895,000                    --               895,000
                                                              -----------           -----------           -----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      1,099,035                    --             1,185,000
                                                              -----------           -----------           -----------

NET INCREASE (DECREASE) IN CASH                                    (4,740)              (22,938)                   63

CASH AT BEGINNING OF PERIOD                                         4,803                27,741                    --
                                                              -----------           -----------           -----------

CASH AT END OF YEAR                                           $        63           $     4,803           $        63
                                                              ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                    $        --           $        --           $        --
                                                              ===========           ===========           ===========

  Income taxes                                                $        --           $        --           $        --
                                                              ===========           ===========           ===========


                        See Notes to Financial Statements

                              IN Media Corporation
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009, we executed an agreement between IN Media Corporation ("IN-Media") and Tres Estrellas Enterprises, Inc., whereby IN Media shareholders acquired thirty three million five hundred thousand (33,500,000) shares of the Company's common stock and IN Media was merged into the Company. The Company reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. The Company's fiscal year end is December 31.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2009, the Company had a loss from operations of $820,348 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010.

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

                              IN Media Corporation
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009
--------------------------------------------------------------------------------

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

D)   FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009.

     FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1. Observable inputs such as quoted prices in active markets;

     Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

     Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

     The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2009 and 2008.

E)   INCOME TAXES

     The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

                              IN Media Corporation
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

F)   EARNINGS (LOSS) PER SHARE

     FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting dates, as there were no common stock equivalents outstanding.

G)   STOCK-BASED COMPENSATION

     ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

     The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

H)   REVENUE RECOGNITION

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

                              IN Media Corporation
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009
--------------------------------------------------------------------------------

3. CAPITAL STOCK

A)   AUTHORIZED STOCK

     The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

B)   SHARE ISSUANCES

     Since inception (March 5, 2007), to December 31, 2009, the Company has issued the following shares:

     A total of 5,500,000 common stock shares to an officer and director at $0.002 per share for a total of $11,000. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

     A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.

     A total of 33,500,000 common stock shares to the shareholders of IN Media Corporation pursuant to the terms and conditions of a Merger Agreement. This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, IN Media had fair access to and was in possession of all available material information about our company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

4. INCOME TAXES

The company has incurred operating losses of $820,348, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

                                                               December 31, 2009
                                                               -----------------
Future income tax assets:
  Net operating loss (from inception (March 5, 2007
   to December 31, 2009)                                            $ 820,348
  Statutory tax rate (combined federal and state)                          34%
                                                                    ---------
  Non-capital tax loss                                                278,918
  Valuation allowance                                                (278,918)
                                                                    ---------
                                                                    $      --
                                                                    =========

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

                              IN Media Corporation
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2009
--------------------------------------------------------------------------------

5. NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

6. RELATED PARTY TRANSACTIONS

Between inception and December 31, 2009 one of our directors advanced funds to the Company to pay for operating expenses. These funds are interest free and there are no specific terms of repayment or any contract regarding the funds loaned. The balance due was $30,565 on December 31, 2009, and $22,470 on December 31, 2008.

One of our shareholders and officers has an interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance and royalties.

One of our shareholders and officers has an interest in Numerity Corporation with whom we have contracted the provision of executive, administration and business development services and to whom we are committed to pay monthly service contract fees.

One of our shareholders has an interest in the Chinese distributor who we have appointed to represent us in developing our business in China, and with whom we have committed to share future revenue.

One of our shareholders and officers owns the library of film content which has been made available at no charge to us, which we intend to include as part of our product offerings.

7. SUBSEQUENT EVENT

Effective February 3, 2010, Tres Estrellas Enterprises, Inc., a Nevada corporation (the "Company"), changed its name from Tres Estrellas Enterprises, Inc. to IN Media Corporation. The Company requested that FINRA issue a new symbol for the common stock on the Over the Counter Bulletin Board. This event was report on a Form 8-K filed with the Securities and Exchange Commission on February 10, 2010.

On February 18, 2010, the Board of Directors appointed Simon Westbrook as the new Chief Financial Officer of IN Media Corporation. This event was report on a Form 8-K filed with the Securities and Exchange Commission on February 22, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officers, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Under the supervision and with the participation of our president, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

We assessed the  effectiveness of the Company's  internal control over financial
reporting  as  of  evaluation   date  and  identified  the  following   material
weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

As at December 31, 2009 our Board of Directors was comprised of the following:

              Name & Address          Age           Position
              --------------          ---           --------

              Nitin Karnik            48      CEO, CFO & Director
              Jose Chavez             31      Director

Dr. Nitin Karnik has been the Chief Executive Officer of IN Media from October 2008 to present. Dr. Nitin Karnik has been the President and Chief Executive Officer of Tres Estrellas Enterprises, Inc. since April 9, 2009. From 2007 through 2009, Dr. Karnik served as the Chief Executive Officer of RSR Consulting Inc, a California company covering media consulting in the area of IPTV, broadband, voice over IP technology, video on demand technology, and streaming technology with clients in India and China. From 2002 through 2007, Dr. Karnik was the Senior Vice President of Mars Entertainment Group, Singapore , where his assignments included content production, distribution, movie production, designing technology for media, digital cinema technology development and business development to Hollywood studios, Bollywood studios and world wide television networks.

Jose Chavez has served as a director of the Company for the period from inception to December 31, 2009. Additionally he served as CEO and CFO of the Company from inception until the date of the merger in October 2009. Mr. Chavez has operated as a general plumbing contractor and construction superintendent in Mexico since 2003.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee or a compensation committee of our board of directors. In addition, our board of directors has determined that we do not have an audit committee financial expert serving on the board. When we develop our operations, we will create an audit and a compensation committee and will seek an audit committee financial expert for our board and audit committee.

CONFLICTS OF INTEREST

There are no conflicts of interest with any officers, directors or executive staff.

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

CODE OF ETHICS

We do not currently have a code of ethics. Because we currently have only limited business operations and two officers and directors, we believe a code of ethics would have limited utility. We intend to adopt a code of ethics as our business operations expand and we have additional directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                      Change in
                                                                                       Pension
                                                                                      Value and
                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Nitin Karnik    2008        --       --          --        --           --              --                --
                2009        --       --          --        --           --              --          $895,000(a)       --

Jose Chavez     2007   $   800       --          --        --           --              --                --          --
                2008   $ 4,800       --          --        --           --              --                --          --
                2009   $ 4,660(b)    --          --        --           --              --                --          --

----------
(a) We were billed, accrued, but did not pay, $480,000 for executive, administrative and engineering services provided by Numerity Corporation. We were also billed, accrued, but did not pay, $415,000 under the terms of a license agreement with Numerity Corporation.
     Mr. Karnik has an executive and ownership interest in Numerity Corporation.
(b)  Mr. Chavez resigned as an officer at the end of October, 2009.

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                          Option Awards                                         Stock Awards
              ---------------------------------------------------------------  ---------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                         Equity       Plan
                                                                                                        Incentive    Awards:
                                                                                                          Plan      Market or
                                                                                                         Awards:     Payout
                                                Equity                                                  Number of   Value of
                                               Incentive                          Number                Unearned    Unearned
                                              Plan Awards;                          of        Market     Shares,     Shares,
                Number of      Number of       Number of                          Shares     Value of   Units or    Units or
               Securities     Securities      Securities                         or Units   Shares or    Other        Other
               Underlying     Underlying      Underlying                         of Stock    Units of    Rights      Rights
               Unexercised    Unexercised     Unexercised   Option     Option      That     Stock That    That        That
                Options         Options        Unearned    Exercise  Expiration  Have Not    Have Not   Have Not    Have Not
Name    Year  Exercisable(#) Unexercisable(#)  Options(#)   Price($)    Date     Vested(#)   Vested($)  Vested(#)   Vested(#)
----    ----  -------------- ---------------- ----------    -----       ----     ---------   ---------  ---------   ---------
Nitin   2008        --             --             --          --         --          --         --          --         --
Karnik  2009        --             --             --          --         --          --         --          --         --

Jose    2007        --             --             --          --         --          --         --          --         --
Chavez  2008        --             --             --          --         --          --         --          --         --
        2009        --             --             --          --         --          --         --          --         --

                     OPTION EXERCISES AND STOCK VESTED TABLE

                                          Option Awards                                         Stock Awards
              ---------------------------------------------------------------  ---------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                         Equity       Plan
                                                                                                        Incentive    Awards:
                                                                                                          Plan      Market or
                                                                                                         Awards:     Payout
                                                Equity                                                  Number of   Value of
                                               Incentive                          Number                Unearned    Unearned
                                              Plan Awards;                          of        Market     Shares,     Shares,
                Number of      Number of       Number of                          Shares     Value of   Units or    Units or
               Securities     Securities      Securities                         or Units   Shares or    Other        Other
               Underlying     Underlying      Underlying                         of Stock    Units of    Rights      Rights
               Unexercised    Unexercised     Unexercised   Option     Option      That     Stock That    That        That
                Options         Options        Unearned    Exercise  Expiration  Have Not    Have Not   Have Not    Have Not
Name    Year  Exercisable(#) Unexercisable(#)  Options(#)   Price($)    Date     Vested(#)   Vested($)  Vested(#)   Vested(#)
----    ----  -------------- ---------------- ----------    -----       ----     ---------   ---------  ---------   ---------
Nitin   2008        --             --             --          --         --          --         --          --         --
Karnik  2009        --             --             --          --         --          --         --          --         --

Jose    2007        --             --             --          --         --          --         --          --         --
Chavez  2008        --             --             --          --         --          --         --          --         --
        2009        --             --             --          --         --          --         --          --         --


                             PENSION BENEFITS TABLE




                                           Number of         Present
                                             Years          Value of           Payments
                               Plan        Credited        Accumulated        During Last
Name                Year       Name        Service(#)       Benefit($)       Fiscal Year($)
----                ----       ----        ----------       ----------       --------------

Nitin Karnik        2008        --            --               --                --
                    2009        --            --               --                --

Jose Chavez         2007        --            --               --                --
                    2008        --            --               --                --
                    2009        --            --               --                --

                    NONQUALIFIED DEFERRED COMPENSATION TABLE



                            Executive          Registrant        Agregate                             Aggregate
                          Contributions      Contributions       Earnings           Aggregate          Balance
                          in Last Fiscal     in Last Fiscal    in Last Fiscal      Withdrawals      at Last Fiscal
Name            Year         Year($)            Year($)           Year($)        Distributions($)     Year-end($)
----            ----         -------            -------           -------        ----------------     -----------

Nitin Karnik    2008           --                 --                --                  --                --
                2009           --                 --                --                  --                --

Jose Chavez     2007           --                 --                --                  --                --
                2008           --                 --                --                  --                --
                2009           --                 --                --                  --                --


                          DIRECTOR COMPENSATION TABLE

                                                                            Change in
                                                                             Pension
                                                                            Value and
                         Fees                              Non-Equity      Nonqualified
                        Earned                             Incentive         Deferred
                       Paid in      Stock      Option        Plan          Compensation      All Other
    Name       Year    Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----       ----    -------     ---------  ---------  ---------------    -----------    ---------------   --------
Nitin Karnik   2008       --          --         --             --              --              --              --
               2009       --          --         --             --              --              --              --

Jose Chavez    2007       --          --         --             --              --              --              --
               2008       --          --         --             --              --              --              --
               2009       --          --         --             --              --              --              --

                          ALL OTHER COMPENSATION TABLE

                      Perquisites                                         Company                         Change
                       and Other                                      Contributions to    Severance     in Control
                       Personal            Tax           Insurance     Retirement and     Payments /    Payments /
Name           Year   Benefits($)   Reimbursements($)   Premiums($)    401(k) Plans($)    Accruals($)   Accruals($)   Total($)
----           ----   -----------   -----------------   -----------    ---------------    -----------   -----------   --------

Nitin Karnik   2008       --               --               --               --               --            --           --
               2009       --               --               --               --               --            --           --

Jose Chavez    2007       --               --               --               --               --            --           --
               2008       --               --               --               --               --            --           --
               2009       --               --               --               --               --            --           --

                               PERQUISITES TABLE

                                                                                        Total
                                                                                     Perquisites
                       Personal Use       Financial                                   and Other
                        of Company        Planning/                    Executive      Personal
Name          Year      Car/Parking      Legal Fees     Club Dues      Relocation     Benefits
----          ----      -----------      ----------     ---------      ----------     --------

Nitin Karnik  2008          --                --            --             --            --
              2009          --                --            --             --            --

Jose Chavez   2007          --                --            --             --            --
              2008          --                --            --             --            --
              2009          --                --            --             --            --

         POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

                                    Before Change       After Change
                                     in Control          in Control
                                    Termination         Termination
                                  w/o Cause or for      w/o Cause or      Voluntary                             Change in
Name           Year    Benefit      Good Reason       for Good Reason    Termination    Death     Disability     Control
----           ----    -------      -----------       ---------------    -----------    -----     ----------     -------

Nitin Karnik   2008      --             --                  --               --           --          --            --
               2009      --             --                  --               --           --          --            --

Nitin Karnik   2007      --             --                  --               --           --          --            --
               2008      --             --                  --               --           --          --            --
               2009      --             --                  --               --           --          --            --

----------
* List each applicable type of benefit in a separate row, e.g., severance pay, bonus payment, stock option vesting acceleration, health care benefits continuation, relocation benefits, outplacement services, financial planning services or tax gross-ups.

EMPLOYMENT AGREEMENTS

As of this time, there are no employment agreements with any named executive officer.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, CONFLICTS OF INTEREST.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our common stock, as of December 31, 2009 based on an aggregate of 45,000,000 common shares of the combined entities. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

       Name and Address                      Amount of            Percentage
     of Beneficial Owner                Beneficial Ownership       of Class
     -------------------                --------------------       --------
     Nitin Karnik*                          11,823,529               26.3%
     255 W. El Camino Real
     Sunnyvale, CA 94087

     Jose Chavez                                     0                  0%
     3401 Adams Avenue #302
     San Diego, CA  92116

     Directors and Officer
      as a Group (2) *                      11,823,529               26.3%

     Guifeng Qui                            13,137,255               29.2%
     6-03 Xue Xi Yuan Vanke
     New Town
     Xin Yi Bau Da Doe
     Tianjin 300402

     Sulu Karnik **                          4,269,608                9.5%
     255 W. El Camino Real
     Sunnyvale, CA 94087

     Maxway Electronics, Ltd.***             4,269,608                9.5%
     Rm. 1609-12 Nan Fung Tower
     173 Des Voeux Road
     C. Hong Kong

----------
*    Excludes holdings by Nitin Karnik's spouse, Sulu Karnik.
**   Spouse of Nitin Karnik, excludes holdings by Nitin Karnik.
***  Maxway Electronics, Ltd. is controlled by Sanjeev Deshpande

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

One of our directors has advanced funds to the Company to cover operating expenses from inception to December 31, 2009. The loan is interest free and has no specific terms of repayment. The balance due on December 31, 2009 and December 31, 2008 was $30,565 and $22,470, respectively.

One of our shareholders and officers has an interest in Numerity Corporation with whom we have entered into a non-exclusive license agreement for the rights to use engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance and royalties. During the year ended December 31, 2009, we accrued but did not pay $415,000 under the terms of the license agreement with this Company.

One of our shareholders and officers has an interest in Numerity Corporation with whom we have contracted the provision of executive, administration and business development services and to whom we are committed to pay monthly service contract fees. During the year ended December 31, 2009 we accrued but did not pay $480,000 for services provided by this Company.

One of our shareholders has an interest in the Chinese distributor who we have appointed to represent us in developing our business in China, and with whom we have committed to share future revenue. As at December 31, 2009 we had not incurred any expenses, nor received any revenue from this distributor.

One of our shareholders and officers owns the library of film content which has been made available at no charge to us, which we intend to include as part of our product offerings.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by George Stewart, CPA:

                                        2009               2008
                                       ------             ------
          Audit Fees (1)               $8,400             $8,400
          Audit-Related Fees (2)            0                  0
          Tax Fees (3)                      0                  0
          All Other Fees (4)                0                  0
                                       ------             ------
          Total                        $8,400             $8,400
                                       ======             ======

----------
(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2) During 2009, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.
(3) Tax fees principally included tax advice, tax planning and tax return preparation.
(4)  Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2009 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61
(Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

PRE-APPROVAL POLICIES

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided;
(2) were not recognized as non-audit services at the time of the engagement; and
(3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                 Description
     ------                 -----------

       3(i)         Articles of Incorporation*
       3(ii)        Bylaws*
      31.1          Sec. 302 Certification of CEO**
      31.2          Sec. 302 Certification of CFO**
      32.1          Sec. 906 Certification of CEO**
      32.1          Sec. 906 Certification of CFO**

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on September 24, 2007 under File Number 333-146263.
**   Filed herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2010              IN Media Corporation
                           (formerly Tres Estrellas Enterprises, Inc.)


                           By  /s/ Nitin Karnik
                               -------------------------------------------------
                               Nitin Karnik
                               Chief Executive Officer and Director
                               (Principal Executive Officer)


                           By  /s/ Simon P. Westbrook
                               -------------------------------------------------
                               Simon P. Westbrook
                               Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and dates stated.


/s/ Nitin Karnik                                                  April 1, 2010
-------------------------------------------------                 -------------
Nitin Karnik                                                           Date
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Simon P. Westbrook                                            April 1, 2010
-------------------------------------------------                 -------------
Simon P. Westbrook                                                     Date
Chief Financial Officer, Chief Accounting Officer
(Principal Financial Officer)

/s/ Jose Chavez                                                   April 1, 2010
-------------------------------------------------                 -------------
Jose Chavez                                                            Date
Director