Form 10-Q
period 2010-03-31
IN Media Corp
filed 2010-05-14
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report underP Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2010

                        Commission File Number 333-146263


                              IN MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

        Nevada                                               20-8644177
(State of Incorporation)                              (IRS Employer ID Number)


               4920 El Camino Real, Suite 100, Los Altos, CA 94022
                              Phone: (408) 849-9499
          (Address and telephone number of principal executive offices)

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

As of May 12, 2010, the registrant had 45,000,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IN MEDIA CORPORATION

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements (unaudited)              3
           Interim Balance Sheets                                           4
           Interim Statements of Operations                                 5
           Interim Changes in Financial Positions                           6
           Notes to the Interim Financial Statements                        7
Item 2.  Management Discussion & Analysis of Financial Condition and
          Results of Operations                                            11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16
Item 4.  Controls and Procedures                                           17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18
Item 1a  Risk Factors                                                      18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       20
Item 3.  Defaults Upon Senior Securities                                   20
Item 4.  Removed and Reserved                                              20
Item 5   Other information                                                 20
Item 6.  Exhibits                                                          20

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying reviewed interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

                              In Media Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                                                    March 31,            December 31,
                                                                      2010                  2009
                                                                   -----------           -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $        82           $        63
  Organizational costs                                                      --                 1,970
  Licensing agreement                                                  415,000               415,000
                                                                   -----------           -----------

      TOTAL ASSETS                                                     415,082               417,033
                                                                   -----------           -----------

                      LIABILITIES & STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts & consulting fees payable                                   596,850               916,816
  Contracts payable                                                    415,000
  Loan from director                                                        --                30,565
                                                                   -----------           -----------

      TOTAL LIABILITIES                                              1,011,850               947,381
                                                                   -----------           -----------

STOCKHOLDERS' EQUITY
  75,000,000 shares common stock
   Authorized at $0.001/par value
    45,000,000 shares issued and
    outstanding at March 31, 2010                                       45,000                45,000
  Additional paid-in capital                                           245,000               245,000
  Deficit accumulated during the development stage                    (886,768)             (820,348)
                                                                   -----------           -----------

      TOTAL STOCKHOLDERS' EQUITY                                      (596,768)             (530,348)
                                                                   -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   415,082           $   417,033
                                                                   ===========           ===========


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Operations
                                    Inception

                                                                                        Inception
                                         Three Months           Three Months          March 5, 2007
                                            Ending                 Ending                Through
                                           March 31,              March 31,              March 31,
                                             2010                   2009                   2010
                                         ------------           ------------           ------------
EXPENSES
  General & administrative               $     66,420           $    201,794           $    886,768
                                         ------------           ------------           ------------

NET (LOSS)                                    (66,420)              (201,794)              (886,768)
                                         ============           ============           ============

Basic earnings (loss) per share          $      (0.00)          $      (0.01)

Weighted average number of
 common shares outstanding                 45,000,000             15,460,274


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                   Statements of Changes in Financial Position

                                                                                                         Inception
                                                                Three Months        Three Months       March 5, 2007
                                                                   Ending              Ending             Through
                                                                  March 31,           March 31,           March 31,
                                                                    2010                2009                2010
                                                                  ---------           ---------           ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                        $ (66,420)          $(201,794)          $(886,768)
  Accrued liabilities                                                95,034              86,200             596,850
                                                                  ---------           ---------           ---------
      Total cash provided by (used in) operating activities          28,614            (115,594)           (289,918)
                                                                  ---------           ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Write off organizational costs to expenses                          1,970                  --                  --
  Numerity licensing agreement                                           --            (415,000)           (415,000)
                                                                  ---------           ---------           ---------
      Total cash provided by (used in) investing activities           1,970            (415,000)           (415,000)
                                                                  ---------           ---------           ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 --             110,001             290,000
  Contracts payable                                                      --             415,000             415,000
  Loan from director                                                (30,565)              2,000                  --
                                                                  ---------           ---------           ---------
      Total cash provided by (used in) financing activities         (30,565)            527,001             705,000
                                                                  ---------           ---------           ---------

Net increase (decrease) in cash                                          19              (3,594)                 82

Cash at beginning of period                                              63               4,838                  --
                                                                  ---------           ---------           ---------

Cash at end of period                                             $      82           $   1,244           $      82
                                                                  =========           =========           =========

Supplemental Cash Flow Information:
  Interest paid                                                          --                  --
                                                                  =========           =========
  Taxes paid                                                             --                  --
                                                                  =========           =========


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
            Notes to Consolidated Financial Statements - (Unaudited)
               For the Three Months Ended March 31, 2010 and 2009


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

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2010, the Company had a loss from operations of $886,768 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, development of its business plan and generation of revenue. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

    Level 1. Observable inputs such as quoted prices in active markets;
    Level 2. Inputs,  other than the quoted prices in active  markets, that are observable either directly or indirectly; and Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended March 31, 2010 and December 31, 2009.

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

4. CAPITAL STOCK

A) AUTHORIZED STOCK
The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

B) SHARE ISSUANCES
Since inception (March 5, 2007), to March 31, 2010, the Company has issued the following shares:

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

5. INCOME TAXES

The company has incurred operating losses of $886,768, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                                  March 31, 2010
                                                                  --------------
Future income tax assets:
  Net operating loss from inception (March 5, 2007
   to March 31, 2010)                                               $ 886,768
  Statutory tax rate (combined federal and state)                          34%
                                                                    ---------
  Non-capital tax loss                                                301,501
  Valuation allowance                                                (301,501)
                                                                    ---------
                                                                    $      --
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

6. NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

7. RELATED PARTY TRANSACTIONS

Between inception and December 31, 2009 one of our directors advanced funds to the Company to pay for operating expenses. The balance due was $30,565 on December 31, 2009. The balance due was waived and written off as at March 31, 2010.

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

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to In Media Corporation, unless the context requires otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most stringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

BUSINESS

IN Media Corporation was incorporated in Nevada on March 5, 2007 as Tres Estrellas Enterprises, Inc. for the purpose of utilizing the latest products and methods in pipe restoration plumbing contractor services for commercial and residential rental buildings in Baja California, Mexico. Due to a downturn in the construction industry, we were forced to abandon our business plan and on October 16, 2009, we executed an agreement between In-Media Corporation (a California corporation), and Tres Estrellas Enterprises, Inc., whereby pursuant to the terms and conditions of the Agreement, In-Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of our common stock, subsequent to which In-Media was merged into our company. This issuance of stock did not involve any public offering, general advertising or solicitation. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. The disclosure included the financial statements of IN-Media, pro-forma financials, and disclosures regarding IN-Media.

Based in Los Altos, CA, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television ("IPTV") services for cable, satellite, internet, telephony and mobile services. IPTV delivers video content from public domain and premium content sources over the internet to consumer displays ranging from large screen TVs in the home, to mobile display devices such as the I-Phone. Our goal is to become a global leader of IPTV implementation systems, services and content aggregation for our distribution partners ("Platform Providers"). To date, we have built our business by focusing on outsourcing as much as possible to reduce the risk of development problems and delays, market and employee acquisition, and up-front cash flow. Our management contends that our relationship with our outsource partners gives us access to development and engineering facilities in China and India, distribution channels in China, customer sales, billing and support services, and over 4,000 entertainment titles from Hollywood to "Bollywood" (the informal term popularly used for the Mumbai-based Hindi-language film industry in India) movies. As a result, we believe we are well positioned to effectively and efficiently launch and implement IPTV solutions in Asia and around the world.

Our business model is comprised of both content fees and shared revenue from large infrastructure providers offering total solutions: television, telephony and internet services, also referred to as "Triple Play" services. The addition of content or video on demand (VoD) adds to the solution or "Quad Play" services.

We believe that we have established key relationships in China and India that will position us to launch IPTV services. The first implementation of our services is intended to be launched in China with cable providers from major cities.

With the multitudes of options of content on the Internet, traditional television programming is under pressure to come up with new models and options for consumers. Video on Demand, once only available on cable is the de-facto standard for internet access. The platform providers like Comcast, AT&T, DirecTV, etc. are central to providing the core services of telephony, television, internet and content to the mass market. However, adding to the complexity are the divergent number and types of devices available to access the internet and content.

THE IN MEDIA SOLUTION

We focus on providing integrated IPTV services for platform providers for any device from large screen televisions to handheld mobile phones. We provide a combination of hardware, software, manufacturing and content services for platform providers to either complete their proprietary offerings or provide an all-in-one solution. Our partnerships with platform providers such as Comcast, AT&T, DirecTV, provide an installed base of customers as well as allowing platform providers to be the billing and service interface to customers. We are currently planning our first implementation in China through our Chinese distributor, which will include provision of Set Top Boxes ("STB"), related system support, reference platforms and technology, and access to over 4,000 titles of Hollywood and Bollywood movies.

THE MARKET OPPORTUNITY

We believe that the overall IPTV market potential is very large and can be viewed as a function of the growth in the number of broadband subscribers. In 2007, management contends that the top ten countries totaled over 226,000,000 broadband subcribers. According to eMarketer, the total worldwide broadband subscriber base is expected grow to over 500,000,000 subscribers by 2011.

We have focused our initial efforts on implementation of our IPTV solutions in China because it is one of the largest IPTV markets in the world with 378 million TV households and 152 million cable TV households at the end of 2007 (source; eMarketer). Cable dominates the multi-channel industry as satellite reception is banned and IPTV is in its infancy. As a result 40% of all homes have cable TV, and cable accounts for 99% of the pay TV market.
(source; eMarketer)

With significant investment in the technological infrastructure across the country, we have determined that the cable industry is rapidly converting to digital in anticipation of the planned conversion from analog to digital transmission standards in 2015. The recent Olympics acted as a catalyst for this as the Beijing Olympics was the first all-HD Olympic Games. Digitization and the growth of interactive TV services are expected to lead to an increase in the number of subscribers, the frequency of use and average revenue per subscriber.

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

OUR INITIAL ROLL-OUT PLAN IN CHINA

The initial rollout of our technology to the Chinese market will be in a "set-top" cable box style unit which will integrate traditional broadcast television and internet media content streamed into the user's existing TV through the IPTV unit. The application of this technology will appear and operate in many ways just like the familiar "cable box" menu driven user interface. The key difference is that the media will not be limited to a broadcast television signal but rather will include the vast library of existing internet content. With the help of our Chinese distribution partner, we are hoping to be in a position to commence shipments to Chinese cable providers by the third quarter of 2010. Once complete, this product deployment, as well as future deployments, will allow for seamless viewing of internet and network broadcast content in high definition on the user's existing television. Finally, there will be a number of portals allowing the user instant and easy access to thousands of public domain and premium movies and television programming.

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

Although the final timing cannot be assured, our implementation plan is as follows:

Phase                                                                 Duration
-----                                                                 --------
  1       DEVELOPMENT: Complete reference hardware and software
          for set-top box implementation in China                     Completed
  2       CHINA: Launch first implementation with China's cable
          operators into first targeted province                      Q3  2010
  3       CHINA EXPANSION: Expand into additional provinces
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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $886,768 in expenses from inception through March 31, 2010. We incurred $66,420 and $201,794 in expenses for the three months ended March 31, 2010 and 2009, respectively. These costs consisted of sub-contracted general and administrative, engineering and business development expenses.

The following table provides selected financial data about our company for the three months ended March 31, 2010.

      Balance Sheet Data:                        March 31, 2010
      -------------------                        --------------

      Cash                                         $       82
      Total assets                                 $  415,082
      Total liabilities                            $1,011,850
      Shareholders' equity (deficit)               $ (596,768)

There was $28,614 cash provided from operating activities for the quarter ended March 31, 2010. From inception, a former director had loaned the company $30,565. The balance of the loan was written off as at March 31, 2010 and all interest waived. Since inception, $290,000 has been raised through the issuance of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2010 was $82. We are a development stage company and have generated no revenue to date. Although we have been able to secure advances in the past from directors and officers of the Company there is no assurance that we can secure additional funding to cover our expenses in the future. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our business plan because of a lack of financial results and a lack of available financial resources. If we are unable to secure adequate capital to continue, our business will likely fail, and our shareholders could lose some or all of their investment.

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

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

On February 24, 2010, the FASB issued guidance in the "Subsequent Events" topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued;
(2) amending the glossary of the "Subsequent Events" topic to include the definition of "SEC filer" and exclude the definition of "Public entity"; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company's results of operations of financial condition.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements. In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interest entities.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of March 31, 2010. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Item 1A of the Company's Form 10-K for the year ended December 31, 2009, including but not limited, to the following:

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

THE NOTES TO OUR FINANCIAL STATEMENTS CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Note __ on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we are required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS
                                                                 Exhibit Number
                                                                 --------------
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

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                             Date: May 13, 2010
-----------------------------------------------
Nitin Karnik
President, Chief Executive Officer and Director



/s/ Simon Westbrook                                          Date: May 13, 2010
-----------------------------------------------
Simon Westbrook
Chief Financial Officer