Form 10-Q
period 2010-06-30
IN Media Corp
filed 2010-08-16
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

As of August 12, 2010, the registrant had 45,297,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IN MEDIA CORPORATION

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Interim Condensed Financial Statements (unaudited)                    3
            Interim Balance Sheets                                             4
            Interim Statements of Operations                                   5
            Interim Changes in Financial Positions                             6
            Notes to the Interim Financial Statements                          7

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                                11

Item 3   Quantitative and Qualitative Disclosures About Market Risk           17

Item 4.  Controls and Procedures                                              17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Removed and Reserved                                                 21

Item 5   Other information                                                    21

Item 6.  Exhibits                                                             21

ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying reviewed interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

                              In Media Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                                                     June 30, 2010        December 31, 2009
                                                                     -------------        -----------------
ASSETS

CURRENT ASSETS
  Cash                                                               $      4,995           $         63
  Organizational costs                                                         --                  1,970
  Prepaid expenses and license fees                                       625,000                415,000
                                                                     ------------           ------------

TOTAL ASSETS                                                         $    629,995           $    417,033
                                                                     ============           ============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                  $     14,766           $     21,816
  Accrued interest                                                            504                     --
  Consulting contract fees payable                                        927,000                895,000
  Loan from director                                                           --                 30,565
                                                                     ------------           ------------
TOTAL CURRENT  LIABILITIES                                                942,270                947,381

CONVERTIBLE NOTE                                                          100,000

STOCKHOLDERS' EQUITY
  75,000,000 shares common stock authorized at $0.001/par value
   45,297,000 shares issued and outstanding at June 30, 2010               45,297                 45,000
  Additional paid-in Capital                                              642,203                245,000
  Deficit accumulated during the development stage                     (1,099,775)              (820,348)
                                                                     ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                               (412,275)              (530,348)
                                                                     ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    629,995           $    417,033
                                                                     ============           ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                        Inception
                                   Three Months     Three Months      Six Months       Six Months      March 5, 2007
                                      Ending           Ending           Ending           Ending          Through
                                     June 30,         June 30,         June 30,         June 30,         June 30,
                                       2010             2009             2010             2009             2010
                                   ------------     ------------     ------------     ------------     ------------
EXPENSES
  General & administrative         $    212,503     $      2,617     $    278,923     $      9,461     $  1,099,271
  Interest expense                          504               --              504               --              504
                                   ------------     ------------     ------------     ------------     ------------

NET (LOSS)                         $   (213,007)    $     (2,617)    $   (279,427)    $     (9,461)    $ (1,099,775)
                                   ============     ============     ============     ============     ============

Basic earnings (loss) per share    $      (0.00)    $      (0.00)    $      (0.01)    $      (0.00)

Weighted average number of
 common shares outstanding           45,049,500       11,500,000       45,014,143       11,500,000


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                      Inception
                                                                  Six Months        Six Months       March 5, 2007
                                                                    Ending            Ending           Through
                                                                   June 30,          June 30,          June 30,
                                                                     2010              2009              2010
                                                                 ------------      ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                       $   (279,427)     $     (9,461)     $ (1,099,775)
  Increase in accounts payable and accrued liabilities                 (6,546)            2,400            15,270
  Increase in prepaid expenses and license fees                      (210,000)               --          (625,000)
  Reduction in consulting fees payable                                 32,000                --           927,000
                                                                 ------------      ------------      ------------
      Total cash provided by (used in) operating activities          (463,973)           (7,061)         (782,505)
                                                                 ------------      ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Write off organizational costs to expenses                            1,970                --                --
  Numerity licensing agreement                                             --                --                --
                                                                 ------------      ------------      ------------
      Total cash provided by (used in) investing activities             1,970                --                --
                                                                 ------------      ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                  297                --            45,297
  Additional paid-in capital                                          397,203                --           642,203
  Sale of convertible notes                                           100,000                --           100,000
  Loan from Director                                                  (30,565)            2,995                --
                                                                 ------------      ------------      ------------
   Total cash provided by (used in) financing activities              466,935             2,995           787,500
                                                                 ------------      ------------      ------------

Net increase (decrease) in cash                                         4,932            (4,066)            4,995

Cash at beginning of period                                                63             4,803                --
                                                                 ------------      ------------      ------------

Cash at end of period                                            $      4,995      $        737      $      4,995
                                                                 ============      ============      ============

Supplemental Cash Flow Information:
  Interest Paid                                                            --                --                --
                                                                 ============      ============      ============
  Taxes Paid                                                               --                --                --
                                                                 ============      ============      ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
               Notes to Financial Statements for the Three Months
                  and Six Months Ended June 30, 2010 and 2009
                                   (Unaudited)

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

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2010, the Company had a loss from operations of $1,099,775 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, development of its business plan and generation of revenue. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2010. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

    Level 1. Observable inputs such as quoted prices in active markets;
    Level 2. Inputs,  other than the quoted prices in active  markets, that are observable either directly or indirectly; and Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended June 30, 2010 and December 31, 2009.

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

F) EARNINGS (LOSS) PER SHARE
FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same at the reporting dates, as the diluted loss would be anti-dilutive.

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

On June 8, 2010 the Company issued a Convertible Note in the principal amount of $100,000, carrying interest at 8% per annum, due for repayment on March 8, 2010. As at June 30, 2010 the Company has reserved 585,366 common shares for the conversion of the note in accordance with the terms of the note purchase agreement.

On June 17, 2010 the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares t for issuance under the Company's 2010 Stock Option Plan.

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

     A total of 297,000 common stock shares to certain officers, directors and consultants under the Company's 2010 Stock Grant and Option Plan as payment for services provided.

This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, IN Media had fair access to and was in possession of all available material information about our company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

5. INCOME TAXES
The company has incurred operating losses of $1,099,775, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                                 June 30, 2010
                                                                 -------------
Future income tax assets:
  Net operating loss from inception (March 5, 2007
   to June 30, 2010)                                              $ 1,099,775
  Statutory tax rate (combined federal and state)                          34%
                                                                  -----------
  Non-capital tax loss                                                373,924

  Valuation allowance                                                (373,924)
                                                                  -----------
                                                                  $        --
                                                                  ===========

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

Although the final timing cannot be assured, our implementation plan is as follows:

Phase                                                                 Duration
-----                                                                 --------
  1       DEVELOPMENT: Complete reference hardware and software
          for set-top box implementation in China                     Completed
  2       CHINA: Launch first implementation with China's cable
          operators into first targeted province                      Q3 2010
  3       CHINA EXPANSION: Expand into additional provinces
          with China Cable Operators                                  Q1 2011
  4       US: Business development to secure platform
          providers in the US                                         Q2 2011
  5       EUROPE: Business development into major European
          countries via platform providers                            2H 2011

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $1,099,775 in expenses from inception through June 30, 2010. We incurred $213,007 and $2,617 in expenses for the three months ended June 30, 2010 and 2009, respectively. These costs consisted of sub-contracted general and administrative, engineering designs and business development expenses.

The following table provides selected financial data about our company as at June 30, 2010.

              Balance Sheet Data:                    June 30, 2010
              -------------------                    -------------
              Cash                                    $     4,995
              Total assets                            $   629,995
              Total liabilities                       $ 1,042,270
              Shareholders' equity (deficit)          $  (412,275)

During the quarter ended June 30, 2010 the Company used $463,973 in operating activities which was funded by the issuance of $397,500 common stock and $100,000 from the issuance of a convertible note, due March 2011. Since inception, $687,500 has been raised through the issuance of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2010 was $4,995. We are a development stage company and have generated no revenue to date. Although we have been able to secure advances in the past from directors and officers of the Company, and raise funding from the issuance of convertible notes, aggregating $100,000 as of June 30, 2010, there is no assurance that we can secure additional funding to cover our expenses in the future. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our business plan because of a lack of financial results and a lack of available financial resources. If we are unable to secure adequate capital to continue, our business will likely fail, and our shareholders could lose some or all of their investment.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CHANGES  IN  INTERNAL  CONTROLS

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010.

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

THE NOTES TO OUR FINANCIAL STATEMENTS CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Note 2 to our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

COMPLIANCE  WITH  CHANGING   REGULATION  OF  CORPORATE   GOVERNANCE  AND  PUBLIC
DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES AND POSE CHALLENGES FOR OUR MANAGEMENT TEAM.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

RISK OF SIGNIFICANT DILUTION TO SHAREHOLDERS ARISING FROM CONVERSION OF CONVERTIBLE NOTE AT MATURITY

On June 8, 2010 we raised $100,000 from the sale of convertible notes, due March 8, 2011. The conversion price of the note is based on 62.5% of the average of lowest three prices in the ten business days preceding the conversion date. We cannot control our share price and if the price of our stock falls substantially shareholders could suffer significant dilution at maturity.

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

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                          Date: August 13, 2010
-----------------------------------------------
Nitin Karnik
President, Chief Executive Officer and Director



/s/ Simon Westbrook                                       Date: August 13, 2010
-----------------------------------------------
Simon Westbrook
Chief Financial Officer