Form 10-Q
period 2010-09-30
IN Media Corp
filed 2010-11-12
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2010

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

As of October 31, 2010, the registrant had 45,297,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IN MEDIA CORPORATION

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.   Interim Condensed Financial Statements (unaudited)                  3
            Interim Balance Sheets                                            4
            Interim Statements of Operations                                  5
            Interim Changes in Financial Positions                            6
            Notes to the Interim Financial Statements                         7
Item 2.   Management Discussion & Analysis of Financial Condition and
          Results of Operations                                              12
Item 3    Quantitative and Qualitative Disclosures About Market Risk         17
Item 4.   Controls and Procedures                                            17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19
Item 1A.  Risk Factors                                                       19
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        21
Item 3.   Defaults Upon Senior Securities                                    21
Item 4.   Removed and Reserved                                               21
Item 5    Other information                                                  22
Item 6.   Exhibits                                                           22

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

                              In Media Corporation
                          (A Development Stage Company)
                            Condensed Balance Sheets


                                                                           September 30,         December 31,
                                                                               2010                 2009
                                                                           ------------         ------------
                                                                           (Unaudited)             Audited
ASSETS

CURRENT ASSETS
  Cash                                                                     $        162         $         63
  Organizational costs                                                               --                1,970
  Prepaid expenses and license fees                                             401,250              415,000
                                                                           ------------         ------------

      TOTAL ASSETS                                                         $    401,412         $    417,033
                                                                           ============         ============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                        $      6,632         $     21,816
  Accrued interest                                                                3,589                   --
  Consulting contract fees payable                                              892,000              895,000
  Loan from director                                                                 --               30,565
                                                                           ------------         ------------
      TOTAL CURRENT LIABILITIES                                                 902,221              947,381

CONVERTIBLE NOTE                                                                153,000                   --

STOCKHOLDERS' EQUITY
  75,000,000 shares common stock Authorized at $0.001/par value
   45,297,000 shares issued and outstanding at September 30, 2010                45,297               45,000
  Additional paid-in Capital                                                    642,203              245,000
  Deficit accumulated during the development stage                           (1,341,309)            (820,348)
                                                                           ------------         ------------
      TOTAL STOCKHOLDERS' EQUITY                                               (653,809)            (530,348)
                                                                           ------------         ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    401,412         $    417,033
                                                                           ============         ============


            The accompanying footnotes are an integral part of these
                             financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                                   (Unaudited)
                       Condensed Statements of Operations

                                                                                                             Inception
                                        Three Months     Three Months      Nine Months      Nine Months   October 27, 2008
                                           Ending           Ending           Ending           Ending          Through
                                        September 30,    September 30,    September 30,    September 30,    September 30,
                                            2010             2009             2010             2009             2010
                                        ------------     ------------     ------------     ------------     ------------
EXPENSES
  General & administrative              $    134,699     $      4,740     $    413,622     $     14,201     $  1,233,970
  Development expenses                       103,750               --          103,750               --          103,750
  Interest expense                             3,085               --            3,589               --            3,589
                                        ------------     ------------     ------------     ------------     ------------

NET (LOSS)                              $   (241,534)    $     (4,740)    $   (520,961)    $    (14,201)    $ (1,341,309)
                                        ============     ============     ============     ============     ============

Basic earnings (loss) per share         $      (0.01)    $      (0.00)    $      (0.01)    $      (0.00)
                                        ============     ============     ============     ============
Weighted average number of basic
 common shares outstanding                45,297,000       11,500,000       45,066,000       11,500,000
                                        ============     ============     ============     ============

Fully diluted earnings (loss)
 per share                              $      (0.01)    $      (0.00)    $      (0.01)    $      (0.00)
                                        ============     ============     ============     ============
Weighted average number of fully
 diluted common shares outstanding        45,563,899       11,500,000       45,119,016       11,500,000
                                        ============     ============     ============     ============


         The accompanying footnotes notes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                       Condensed Statements of Cash flows
                                   (Unaudited)

                                                                                                            Inception
                                                                      Nine Months       Nine Months      October 27, 2008
                                                                         Ended             Ended             Through
                                                                      September 30,    September 30,      September 30,
                                                                         2010              2009               2010
                                                                      ----------        ----------       --------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                            $ (520,961)       $  (14,201)      $(1,341,309.28)
  Adjustments to reconcile net income to net cash
   used in operating activities
     Stock issued to consultants in lieu of cash                         397,500                --             (397,500)
     Amortization of prepaid maintenance expense                         103,750                --              103,750
     Foregivness of director's loan                                      (30,565)               --              (30,565)
     Accrual of interest in notes payable                                  3,589                --                3,589
     Write off of organization expenses                                    1,970                --                   --
     Issuance of stock on merger                                              --                --            1,120,000
  (Increase ) decrease in operating assets
  Prepaid expenses and license fees                                      (90,000)               --             (505,000)
  Increase (decrease) in operating liabilities
     Accounts payable                                                    (15,184)            5,100                6,632
     Consulting fees payable                                              (3,000)               --              892,000
     Loan from director                                                       --             4,995               30,565
                                                                      ----------        ----------       --------------
           Total cash provided by (used in) operating activities      $ (152,901)       $   (4,106)      $     (117,838)
                                                                      ----------        ----------       --------------
CASH FLOW FROM INVESTING ACTIVITIES

           Total cash provided by (used in) investing activities      $       --        $       --       $           --
                                                                      ----------        ----------       --------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                      --                --              (35,000)
  Sale of convertible notes                                              153,000                --              153,000
                                                                      ----------        ----------       --------------
           Total cash provided by (used in) financing activities      $  153,000        $       --       $      118,000
                                                                      ----------        ----------       --------------
Net increase (decrease) in cash                                               99            (4,106)                 162

Cash at beginning of period                                                   63             4,803                   --
                                                                      ----------        ----------       --------------

Cash at end of period                                                 $      162        $      697       $          162
                                                                      ==========        ==========       ==============
Supplemental Cash Flow Information:
  Interest Paid                                                               --                --                   --
                                                                      ==========        ==========       ==============

  Taxes Paid                                                                  --                --                   --
                                                                      ==========        ==========       ==============


         The accompanying footnotes notes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
           NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE
                    MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                   (UNAUDITED)


1. ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 ("the Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. The Company reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, the Company adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through September 30, 2010. The Company's fiscal year end is December 31.

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2010, the Company had accumulated a loss from operations of $1.3 million and has earned no revenues since inception, and our liabilities exceed our assets by over $650,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010.

As of October 31, 2010, we have received purchase orders for approximately $5 million of our hardware products to be shipped over the next twelve months to customers in India and Sri Lankar. We will not be able to fulfill these orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of $500,000 to secure the first delivery under these orders. While we have no tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and two purchase orders from two separate customers. Our customers have agreed to work with us while we seek and finalize financing arrangements to fund these orders, however, if we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the orders may be cancelled or diverted to other providers of IP TV equipment.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service its current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2010. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

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

On June 8 and July 27, 2010, the Company issued Convertible Notes in the principal amounts of $100,000 and $53,000, due for repayment on March 8, 2011 and April 29, 2011, respectively, both carrying interest at 8% per annum,. As at September 30, 2010, the Company has reserved 1,281,112 common shares for the conversion of the note in accordance with the terms of the note purchase agreement.

On June 17, 2010 the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company's 2010 Stock Option Plan.

On August 27, 2010 the Company filed an S-1 registration with the SEC reserving 4,000,000 common shares for issuance under the terms of a self underwritten public offering. The filing was subsequently withdrawn on October 18, 2010.

B) SHARE ISSUANCES
Since inception (October 27, 2008) to September 30, 2010, the Company has issued the following shares:

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

5. NOTES PAYABLE

On June 8 and July 27, 2010, the Company issued Convertible Notes in the principal amounts of $100,000 and $53,000, due for repayment on March 8, 2011 and April 29, 2011, respectively, both carrying interest at 8% per annum,. As at September 30, 2010, the Company has reserved 1,281,112 common shares for the conversion of the note in accordance with the terms of the note purchase agreement. There are no warrants attached to the note.

6. INCOME TAXES

The Company has incurred operating losses of $1,341,309, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:
                                                                 Septemeber 30,
                                                                     2010
                                                                  -----------
Future income tax assets:
  Net operating loss from inception (October 27, 2008
   to September 30, 2010)                                         $ 1,341,309
  Statutory tax rate (combined federal and state)                          34%
                                                                  -----------
  Non-capital tax loss                                                456,045

  Valuation allowance                                                (456,048)
                                                                  -----------
                                                                  $        --
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

7. NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

8. RELATED PARTY TRANSACTIONS

Between inception and December 31, 2009 one of our directors, Mr Chavez, provided and billed for services which were accrued but not paid. The balance due to Mr Chavez was $30,565 on December 31, 2009. The balance due was subsequently waived and written off as at March 31, 2010.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance and royalties. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2011. The amendment was authorized for the Company by Mr Danny Mabey, an independent board director.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we have contracted the provision of executive, administration and business development services and to whom we are committed to pay contract service fees of $40,000 per month. On July 1, 2010, the Company agreed to amend that Service agreement such that the next

$330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub contractors , either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit of contract service fees currently due to Numerity on a rolling quarterly basis, subject to mutual agreement. The amendment was authorized by Mr Danny Mabey, an independent board director.

One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we have appointed to represent us in developing our business in China. The Agreement with this distributor provides that we will receive a margin of $20 on each unit of set-top box sold through that distribution channel, and an additional $5 per month per subscriber for content distribution contracts using our content library of over four thousand titles.

One of our shareholders, directors and officers, Mr Karnick owns the library of film content which has been made available for our use at no charge to us, which we intend to include as part of our product offerings.

As used in this quarterly report, "we", "us", "our", "In Media", "Company" or "our company" refers to In Media Corporation, unless the context requires otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most stringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements. In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements. All material risks are described in the risk section of this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. We are a development stage company. On October 30, 2009 ("the Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock, we received all the issued and outstanding stock of In Media, and IN Media was merged into Tres Estrellas. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of our company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through September 30, 2010. Our fiscal year end is December 31.

BUSINESS

With our registered office Reno, Nevada, and principal executive office in Los Altos, CA, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television ("IPTV") services for cable, satellite, internet, telephony and mobile services. IPTV delivers video content from public domain and premium content sources over the internet to consumer display devices ranging from large screen TVs in the home, to mobile display devices such as the I-Phone or I-Pad. Our goal is to become a global leader of IPTV implementation systems through the design and delivery of a combination of hardware, software, manufacturing and content services at competitive prices. Our systems may be offered to communications channel providers such as Comcast, AT&T, DirecTV, and governmental organizations, content owners such as publishers, movie and video game owners, and other premium content databases providers, or distributors and re-sellers who support such channels to either complete their proprietary offerings or provide an all-in-one solution.

TRENDS AND MARKET OPPORTUNITIES

     * In recent years the opportunity for IP TV has been fuelled by various factors including, but not limited to improvements in broadband technology and infrastructure and consequent reduced cost
     * Growth of mass market adoption of broadband access including mobile applications

     * Consumer expectations and pressure for video on demand rather than general broadcast distribution which has become increasingly expensive and generally poor quality content
     * Fragmentation and specialization of content ownership encouraging content owners to make their content available by subscription, advertising sponsorship, or as a message delivery medium

These trends have taken place in the North American market, but even more so in developing countries around the world. According to eMarketer, the total worldwide broadband subscriber base is expected grow to over 500,000,000 subscribers by 2011, and each broadband subscriber isa potential IP TV viewer. Although we have focussed our efforts on developing business opportunities in China, the demand is universal, and we have recently received our first purchase orders for approximately $5 million of our hardware products from India and Sri Lankar and provided we can solve the problems of financing production of the inventory we need to fulfill these orders, and commence commercial shipment, we expect to move beyond our development stage into a full operational stage within the next two quarters.

PRODUCTS

We offer our customers fully integrated plug-and-play solutions comprising hardware devices, operating software, and access to a library of video content. As of October 31, 2010 we are currently offering a choice of three hardware devices:

IPTV SET TOP BOX(IPSTB): The IPSTB enables a user to access video contant such as movies, videos, games, and eductational or other promotional content simply connecting the IPSTB to ethernet cable from a home Internet source such as a Modem on one side to a Hi Definition TV set, or other convenient display on the other. Once connected, the user gains access to the internet content like YouTube, Yahoo, Google or premium distribution sites like NetFlix which stream video over the internet.

TABLET PC : Our Tablet PC, offered in both 7 inch or 10 inch screen models works in exactly the same way as our IPSTB enabling the user to access video over the internet, however, because the display and the STB functionality are both integrated into the device, the Tablet PC can also be used as a regular browser for web surfing and other internet enabled functions like web surfing, checking emails, or making phone calls, in the same way as a consumer might use an Apple iPad.

PREMIUM VIDEO CONTENT: We currently have the rights to make available our library of over 4,000 entertainment titles from Hollywood to "Bollywood" (the informal term popularly used for the Mumbai-based Hindi-language film industry in India) movies. This library can be made available and accessed by users through their IPTV platform by direct subscription, or indirectly vis third party channels.

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to experienced and well established third party providers to reduce the risk of development problems and delays, market and employee acquisition, and up-front cash flow. These third party contractors have been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sale promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV for a cumulative cost of less than $1.5 million. At the same time, we have been working with distribution channels in China and other international markets to demonstrate and prove our products and the integrated platform offering complete with software and content. As of October 31, 2010 we have received our first purchase order for our products, and provided we can solve the problems of financing production of the inventory we need to fulfill these orders, and commence commercial shipment, we expect to more beyond our development stage into a full operational stage within the next two quarters. We plan to sub contract our production and logistics to third parties in China so that we can leverage their facilities and equipment, production, purchasing and logistics management, and inventory and working capital resources. To date we have not invested in any fixed assets, design, test, or production equipment, and have no capital commitments to do so!

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

Although our competitors have strong brands and significant engineering and marketing budgets we believe that we will have an opportunity to compete because we have outsourced our manufacturing and distribution function in China to local partners who know and operate in the Chinese market where our cost is low and the power of established US brands may not be so powerful. Since we already have a fully functional product offering and have established local distribution we believe our market offering in China is fully competitive with solutions from our competitors.

RESULTS OF OPERATIONS

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however have not yet generated any revenues while we have incurred $1,341,309 in expenses since inception through September 30, 2010. As of October 31, 2010, we have received purchase orders for approximately $5 million of our hardware products to be shipped over the next twelve months to customers in India and Sri Lankar. We will not be able to fulfill these orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of at least $500,000 to secure the first delivery under these orders. Our customers have agreed to work with us while we seek and finalize financing arrangements to fund these orders, however, if we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the orders may be cancelled or diverted to other providers of IP TV equipment.

We incurred $134,699 and $4,740 in general administrative expenses for the three months ended September 30, 2010 and 2009, respectively. These costs consisted of sub-contracted general and administrative, engineering designs and business development expenses. Additionally, we incurred $103,750 of software maintenance expenses in connection with our IP TV operating platform license in the current September quarter. We also incurred $3,085 of interest expense on the $153,000 of convertible notes issued on June 8 and July 27, 2010.

The following table provides selected financial data about our company as at September 30, 2010.

               Balance Sheet Data:                 September 30, 2010
               -------------------                 ------------------
               Cash                                    $     162
               Total assets                            $ 401,412
               Total liabilities                       $ 917,521
               Shareholders' equity (deficit)          $(653,809)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2010 was $162. During the nine months ended September 30, 2010 the Company used $152,901 in operating activities which was funded principally by the issuance of $153,000 of convertible notes. Since inception, $35,000 has been raised through the issuance of our common stock.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $35,000 through the issuance of common stock, secured advances from directors and officers of the Company, obtain extended credit from related parties in connection with services provided, and raise funding from the issuance of convertible notes, aggregating $150,000 as of September 30, 2010, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. We filed an S-1 registration statement on September 13, 2010 in contemplation of raising up to $4 million from the sale of our common stock, however, this filing was temporarily withdrawn on October 18, 2010 so as not to limit other short-term fund-raising activities being undertaken in connection with providing the working capital we need to fund recently received purchases orders. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock is now traded on the "pink sheet" exchange rather than on the Bulletin Board, and this may hamper our ability to raise additional note financing from our current note finance partner. We are currently seeking other available sources of funding to provide secured, back-to-back financing of our purchase order commitments with production inventory. If we are unable to secure adequate capital to continue, our business will likely fail, and our shareholders could lose some or all of their investment. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our business plan because of a lack of financial results and a lack of available financial resources.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2010. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2009.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we are required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting.. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

RISK OF SIGNIFICANT DILUTION TO SHAREHOLDERS ARISING FROM CONVERSION OF CONVERTIBLE NOTE AT MATURITY

On June 8 and July 27, 2010 we raised $100,000 and $53,000 from the sale of convertible notes, due March 8 and April 29, 2011, respectively. The conversion price of the note is based on 62.5% of the average of lowest three prices in the ten business days preceding the conversion date. We cannot control our share price and if the price of our stock falls substantially shareholders could suffer significant dilution at maturity.

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

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                         Date: November 12, 2010
-----------------------------------------------
Nitin Karnik
President, Chief Executive Officer and Director



/s/ Simon Westbrook                                      Date: November 12, 2010
-----------------------------------------------
Simon Westbrook
Chief Financial Officer