Form 10-K
period 2010-12-31
IN Media Corp
filed 2011-03-31
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 28, 2011, the registrant had 45,562,618 shares of common stock issued and outstanding. The current market value of our common stock as of March 28, 2011 is $0.17 per share. The aggregate market value, as at the last business day of the registrant's most recently completed fiscal year, based on the closing price of the common stock on December 31, 2010 of $0.35, was $15,946,916.

Documents Incorporated by Reference:  None

                              IN MEDIA CORPORATION
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       13
Item 1B. Unresolved Staff Comments                                          13
Item 2.  Properties                                                         13
Item 3.  Legal Proceedings                                                  13
Item 4.  Removed and Reserved                                               13

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           14
Item 6.   Selected Financial Data 16
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          16
Item 7A. Quantitative and qualitative disclosures about market risk         18
Item 8.  Financial Statements                                               19
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           29
Item 9A. Controls and Procedures                                            29
Item 9B. Other Information                                                  30

                                    Part III

Item 10. Directors and Executive Officers                                   31
Item 11. Executive Compensation                                             33
Item 12. Security Ownership of Certain Beneficial Owners and Management     38
Item 13. Certain Relationships and Related Transactions                     39
Item 14. Principal Accounting Fees and Services                             39

                                     Part IV

Item 15. Exhibits                                                           41

Signatures                                                                  42

As used in this report, the terms "we", "us", "our" and "our company" refer to IN Media Corporation (formerly Tres Estrellas Enterprises, Inc.).

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Current Report on Form 10-K contains some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, and the effect of economic conditions include forward-looking statements.

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

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The risks included herein are not exhaustive. This annual report on Form 10-K, and quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact our business and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. We are a development stage company. On October 30, 2009 ("the Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media, and IN Media was merged into Tres Estrellas. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of our company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2010. Our fiscal year end is December 31.

With our registered office in Reno, Nevada, and principal executive office in Los Altos, CA, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television ("IPTV") services for cable, satellite, internet, telephony and mobile services. IPTV delivers video content from public domain and premium content sources over the internet to consumer display devices ranging from large screen TVs in the home, to mobile display devices such as the I-Phone or I-Pad. Our goal is to become a global leader of IPTV implementation systems through the design and delivery of a combination of hardware, software, manufacturing and content services at competitive prices. Our systems may be offered to communications channel providers such as Comcast, AT&T, DirecTV, and governmental organizations, content owners such as publishers, movie and video game owners, and other premium content databases providers, or distributors and re-sellers who support such channels to either complete their proprietary offerings or provide an all-in-one solution.

TRENDS AND MARKET OPPORTUNITIES

     * In recent years the opportunity for IPTV has been fuelled by various factors including, but not limited to improvements in broadband technology and infrastructure and consequent reduced cost,
     * Growth of mass market adoption of broadband access including mobile applications,
     * Consumer expectations and pressure for video on demand rather than general broadcast distribution which has become increasingly expensive and generally poor quality content,
     * Fragmentation and specialization of content ownership encouraging content owners to make their content available by subscription, advertising sponsorship, or as a message delivery medium.

These trends have taken place in the North American market, but even more so in developing countries around the world. According to EMARKETER, the total worldwide broadband subscriber base is expected grow to over 500,000,000 subscribers by 2011, and each broadband subscriber is a potential IPTV viewer. Although we have focused our efforts on developing business opportunities in China, the demand is universal, and in September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware products from Sri Lanka and India, respectively. As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We are continuing to explore credit arrangements with our sub-contract manaufacturer to finance production of the order for Sri Lanka, and hope, although we cannot guarantee, to move beyond our development stage into an operational stage within the next two quarters.

PRODUCTS

We offer our customers fully integrated plug-and-play solutions comprising hardware devices, operating software, and access to a library of video content. As of December 31, 2010, we are currently offering a choice of three hardware devices:

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

TABLET PC : Our Tablet PC, offered in both 7 inch or 10 inch screen models works in exactly the same way as our IPSTB enabling the user to access video over the internet, however, because the display and the STB functionality are both integrated into the device, the Tablet PC can also be used as a regular browser for web surfing and other internet enabled functions like checking emails, or making phone calls, in the same way as a consumer might use an Apple iPad.

PREMIUM VIDEO CONTENT: We currently have the rights to make available our library of over 4,000 entertainment titles from Hollywood to "Bollywood" (the informal term popularly used for the Mumbai-based Hindi-language film industry in India) movies. This library can be made available and accessed by users through their IPTV platform by direct subscription, or indirectly via third party channels.

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to experienced and well established third party providers to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. These third party contractors have been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV for a cumulative cost of less than $2.0 million. At the same time, we have been working with distribution channels in China and other international markets to demonstrate and prove our products and the integrated platform offering complete with software and content.

In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware products from Sri Lanka and India, respectively. As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of $500,000 to secure the first delivery under these orders. While we have no tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of this purchase order within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment.

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

EMPLOYEES

We outsource our employees; consequently, we have access to the services of approximately 10 contract employees including 1 executive and administration, 1 in business development, with the balance working in engineering.

                       WHERE YOU CAN FIND MORE INFORMATION

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

ITEM 1A. RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED IN THIS PROSPECTUS BEFORE DECIDING TO INVEST IN OUR COMMON STOCK.

If any of the following risks, or any other risks not described below because they are currently unknown to us or we currently deem such risks as immaterial, but they later become material, actually occurs, it is likely that our business, financial condition, and operating results could be seriously harmed. As a result, the trading price of our Common Stock could decline and you could lose part or all of your investment.

MINIMAL OPERATING HISTORY AND NO REVENUE MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, WE WILL EVER BE PROFITABLE, AND PROVIDE A RETURN TO INVESTORS.

Prior to the merger we had a minimal operating history and have generated no revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we begin selling our product. This will result in us incurring a net operating loss which will increase continuously until we can generate sufficient revenue. There is no assurance that we can generate or sustain profitable operations.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements. The report states that we had accumulated a loss from operations of $1.7 million and have earned no revenues since inception, and our liabilities exceed our assets by over $970,000. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, OUR BUSINESS MODEL WILL BE ACCEEPTED BY THE MARKET, AND ENABLE US TO EARN PROFITS AND PROVIDE A RETURN TO INVESTORS.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the Company. In the immediate future we will spend most of our resources, efforts and expenditures in two primary areas: 1) The securing of key customers in China and 2) the development of our IPTV set top box. We have generated no revenue since inception due to the fact that we have not yet made any commercial shipments of our products. The success of our operations will be dependent upon acceptance of our product and numerous other factors beyond our control, including, but not limited to development of our sales channels, competitive features and pricing compared to our competitors in a dynamic and evolving market, the impact of economic and political instability on consumer spending habits, consumer awareness of IP TV and interest in available libraries of content, and our ability to finance and manage production and distribution of inventories for resale. Additionally, even if we succeed in winning orders for our products, we may not be able to finance the building of the inventory necessary to fulfill such orders on acceptable terms, or on any terms at all.

REPORTING REQUIREMENTS MAY UTILIZE A SUBSTANTIAL PORTION OF OUR CASH AND REDUCE THE PERIOD OF TIME WE CAN SURVIVE ON OUR AVAILABLE CASH RESERVES PRIOR TO GENERATING REVENUE.

We will incur ongoing costs and expenses for SEC reporting and compliance. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF THE COMPANY'S SECURITIES AND THEREBY MAKE IT HARD FOR INVESTORS TO SELL THEIR SHARES AT THE TIME AND PRICES THEY MIGHT OTHERWISE EXPECT.

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell their securities in a market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY'S STOCK PRICE AS AN INCREASE IN SUPPLY OF SHARES FOR SALE, WITH NO CORRESPONDING INCREASE IN DEMAND WILL CAUSE PRICES TO FALL.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current, reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted securities", whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Act.

FUTURE ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS INCLUDING WORKING CAPITAL AND OPERATING EXPENSES WILL INCREASE THE NUMBER OF SHARES OUTSTANDING WHICH WILL DILUTE EXISTING INVESTORS AND MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY'S STOCK PRICE.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

THEIR MAY IN ALL LIKLIHOOD BE LITTLE DEMAND FOR SHARES OF OUR COMMON STOCK AND AS A RESULT INVESTORS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF THEY NEED TO LIQUIDATE THEIR INVESTMENT.

There may be little demand for shares of our common stock on the OTC Bulletin Board, or Pink Sheet, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a business that has no revenue, few purchase and expense transactions, and little in the way of tangible assets and working capital. However, the reliance on third party sub-contractors and lack of employees makes it difficult to ensure segregation of key duties, provide multiple levels of review, and ensure that specified checks and balances exist and are enforced and acted upon where necessary. The current transaction volume and limited transaction channels mean that operating management, financial management, and the independent board member and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company's established procedures and controls. When we secure purchase orders and start purchasing product from our sub-contract manufacturers, shipping product to our customers, collecting receivables, and paying our vendors we will need to apply significantly more resources to the management of our controls and procedures and to ensure and continue effective compliance. If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, shortage of working capital, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

WE DO NOT HAVE KEY MAN INSURANCE ON OUR CEO AND CFO, ON WHOM WE RELY FOR THE MANAGEMENT OF OUR BUSINESS AND IT MAY BE DIFFICULT, OR TIME CONSUMING TO FIND SUITABLE REPLACEMENTS WHICH COULD LEAD TO LOSS OF BUSINESS MOMENTUM.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Nitin Karnik, the Company's Chief Executive Officer and Simon Westbrook, our Company's Chief Financial Officer. The loss of the services of Nitin Karnik or Simon Westbrook for any reason may have a material adverse effect on our business and prospects. We cannot assure you that their services will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not carry key man life insurance for any key personnel.

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUPPORT OUR GROWTH AND IF WE ARE UNABLE TO RETAIN OR HIRE SUCH PERSONNEL IN THE FUTURE, OUR ABILITY TO IMPROVE OUR PRODUCTS AND IMPLEMENT OUR BUSINESS OBJECTIVES COULD BE ADVERSELY AFFECTED.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Considering our current cash position, we do not have adequate cash resources to hire and retain key personnel should our current offering fail to raise adequate funding. Such failure could materially and adversely affect our future growth and financial condition.

WE HAVE ISSUED CONVERTIBLE NOTES WHICH COME DUE FOR CONVERSION OR REPAYMENT BASED ON A VARIABLE AVERAGE SHARE PRICE AT THAT TIME, AND SHAREHOLDERS MAY SUFFER SIGNIFICANT DILUTION IF OUR STOCK PRICE IS THEN LOW.

On June 8, July 27, and November 17, 2010, the Company issued Convertible Notes in the principal amounts of $100,000, $53,000, and $47,500 due for repayment on

March 8, 2011, April 29, 2011, and July 17, 2011 respectively, all carrying interest at 8% per annum. The Notes can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. We have experienced considerable volatility in our share price and if the share price falls in advance of the conversion date, investors could suffer significant dilution when the notes are converted into shares of common stock.

WE ARE RESPONSIBLE FOR THE INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS AND IN THE EVENT OF CLAIMS NOT COVERED BY OUR DIRECTORS AND OFFICERS INSURANCE, WE MAY HAVE TO SPEND OUR LIMITED RESOURCES ON LEGAL FEES DIVERTING CASH FROM FUNDING BUSINESS OPERATING EXPENSES AND WORKING CAPITAL.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.

THE COMPANY IS PLANNING ON DOING A SIGNIFICANT PORTION OF ITS BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA ("PRC"). GIVEN A HISTORY OF POLITICAL AND ECONOMIC INSTABILITY, IT IS POSSIBLE THAT MEASURES BEYOND OUR CONTROL COULD AFFECT OUR OWNERSHIP OF ASSETS, ABILITY TO DO BUSINESS, ACQUIRE NECESSARY LICENSES AND PERMITS, COMPLY WITH IMPORT LEGISLATION AND DUTIES, REMIT PROFITS, OR IN OTHER WAYS ADVERSELY AFFECT OUR PROFFITABILITY, OR ABILITY TO CONTINUE TO DO BUSINESS IN THIS MARKET.

The PRC is passing from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that set down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government, and are expected to be refined and improved. Other political, economic and social factors can also lead to further re-adjustment of such reforms. This refining and re-adjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN AND POTENTIALLY ADVERSE ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON OUR ABILITY TO SELL OUR PRODUCTS PROFITABLY IN THE PRC MARKET.

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

IF RELATIONS BETWEEN THE UNITED STATES AND CHINA WORSEN, INVESTORS MAY ANTICIPATE FUTURE ECONOMIC TRADE RESTRICTIONS OR OTHER DIFFICULTIES AND DECIDE TO SELL OR AVOID BUYING SHARES OF COMPANIES OPERATING IN PRC. THIS WOULD LIKELY

LEAD TO A DECLINE IN OUR STOCK PRICE AND WE MAY HAVE DIFFICULTY ACCESSING THE U.S. CAPITAL MARKETS.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

GOVERNMENTAL CONTROL OF CURRENCY CONVERSION MAY AFFECT THE DOLLAR VALUE OF REVENUES EARNED IN PRC, AND THE REALISED VALUE OF REMITTANCES WHICH COULD REDUCE THE PROFITABILITY OF OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

The PRC government imposes controls on the convertibility of RMB ("RMB") into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the RMB is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

THE FLUCTUATION OF THE RMB ("RMB") MAY MATERIALLY AND ADVERSELY AFFECT THE DOLLAR VALUE OF REVENUES EARNED IN PRC, AND THE REALISED VALUE OF REMITTANCES
WHICH COULD REDUCE THE PROFITABILITY OF OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our RMB into U.S. dollars for business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. Any significant evaluation of RMB may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PRC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions and as of December 31, 2010 stood at RMB 6.59.

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future and we currently do not intend to pay dividends.

PUBLIC DISCLOSURE REQUIREMENTS AND COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE POSE CHALLENGES FOR OUR MANAGEMENT TEAM AND RESULT IN ADDITIONAL EXPENSES AND COSTS WHICH MAY REDUCE THE FOCUS OF MANAGEMENT AND THE PROFITABALITY OF OUR COMPANY.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

ITEM 2. PROPERTIES

Our principal executive office address is 4920 El Camino Real, Suite 100, Los Altos, CA 94022. We currently use the office of a third party at no expense (direct or accrued). As a consequence, we currently have no long term lease obligations.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, or of our company's officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. REMOVED AND RESERVED

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common stock is currently traded on the OTC Pink Sheets (OTCQB) under the symbol "IMDC". The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the last two years.

             Year           Quarter             High             Low
             ----           -------             ----             ---

             2009            First                --               --
             2009            Second               --               --
             2009            Third                --               --
             2009            Fourth           $ 1.40           $ 0.60
             2010            First            $ 0.12           $ 0.08
             2010            Second           $ 1.53           $ 0.12
             2010            Third            $ 1.20           $ 0.51
             2010            Fourth           $ 0.92           $ 0.17

HOLDERS

As of December 31, 2010, there were 45,562,618 shares of our common stock issued and outstanding with 208 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of the fiscal year ended December 31, 2010, the Company did not have any equity compensation plans and therefore did not grant any stock options or authorize securities for issuance under an equity compensation plan.

As a result, we did not have any options, warrants or rights outstanding as of December, 2010.

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of Securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
        -------------               -------------------                ------              ------------------------
                                            (a)                          (b)                          (c)
Equity compensation plans
approved by security holders                -0-                          -0-                          -0-

Equity compensation plans not
approved by security holders                -0-                          -0-                          -0-

Total                                       -0-                          -0-                          -0-

RECENT SALES OF UNREGISTERED SECURITIES

In December, 2010, the Company issued 145,618 fully-paid shares of common stock to a note holder in conversion of $30,000 of outstanding Notes.

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

SHARES AVAILABLE UNDER RULE 144

There are currently 31,055,392 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 31,055,392 shares are held by affiliates, as that term is defined in Rule 144(a)(1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

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

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of "Risk Factors" and elsewhere in this annual report. As used in this report, "we", "us", "our", "In Media", "Company" or "our company" refers to In Media Corporation, unless the context requires otherwise.

RESULTS OF OPERATIONS

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $1,690,280 in expenses since inception through December 31, 2010. In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware  products  from Sri Lanka and India,  respectively.  As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of $500,000 to secure the first delivery under these orders. While we have no tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment.

We incurred $655,717 and $513,336 in general administrative expenses for the years ended December 31, 2010 and 2009, respectively. These costs consisted of sub-contracted general and administrative, engineering designs and business development expenses, and professional and administrative expenses associated with our financial reports and SEC filings. The increase of 27.7% over the same period in 2009 was principally due to greater engineering design costs associated with development of additional products and new product features.

Additionally, we incurred $207,500 and $203,250 of software maintenance expenses in connection with our IPTV operating platform license in the year ended December 31, 2010. This license agreement, which commenced in the second half of 2009, was renegotiated with Numerity Corporation to reflect delays in commercial shipments of IN Media hardware and related licensed software. As a result, maintenance fees for the year ended December 31, 2010 were reduced from $415,000 to $207,500.

We also incurred $6,715 of interest expense in 2010 on the $170,500 of convertible notes issued and still outstanding as at December 31, 2010.

The following table provides selected financial data about our company as at December 31, 2010.

              Balance Sheet Data:                  September 30, 2010
              -------------------                  ------------------
              Cash                                    $        62
              Total assets                            $   207,562
              Total liabilities                       $ 1,180,342
              Shareholders' equity (deficit)          $  (972,780)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2010 was $162. During the year ended December 31, 2010, the Company consumed $200,501 in cash as a result of operating activities which included $869,932 of operating losses partially offset by $397,500 of common stock issued to consultants in lieu of cash settlements, and $207,500 amortization of pre-paid maintenance fees due on the licensing agreement with Numerity Corporation. Cash was contributed principally by the increase in certain operating liabilities, and by the issuance of $200,500 in convertible notes, Since inception, $290,000 has been raised through the issuance of our common stock.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of the Company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $200,500 as of December 31, 2010, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. We filed an S-1 registration statement on September 13, 2010 in contemplation of raising up to $4 million from the sale of our common stock, however, this filing was temporarily withdrawn on October 18, 2010 so as not to limit other short-term fund-raising activities being undertaken in connection with providing the working capital we need to fund recently received purchases orders. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock is now listed on the OTCQB exchange rather than on the OTC Bulletin Board, and this may hamper our ability to raise additional note financing from our current note finance partner or other potential investors. We are currently seeking other available sources of funding to provide secured, back-to-back financing of our purchase order commitments with production inventory. If we are unable to secure adequate capital to continue, our business will likely fail, and our shareholders could lose some or all of their investment. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our business plan because of a lack of financial results and a lack of available financial resources.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
In Media Corporation

I have  audited  the  accompanying  balance  sheet  of In Media  Corporation  (A
Development Stage Company) as of December 31, 2010 and 2009, and the related statement of operations, stockholders' equity and cash flows for the years then ended and from October 27, 2008 (inception), to December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Media Corporation, (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from October 27, 2008 (inception), to December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 2 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
-----------------------------
George Stewart
Seattle, Washington
March 29, 2011

                              In Media Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                                                     December 31,         December 31,
                                                                        2010                 2009
                                                                     ----------           ----------
ASSETS

CURRENT ASSETS
  Cash                                                               $       62           $       63
  Prepaid expenses and license fees                                     207,500              416,970
                                                                     ----------           ----------

      TOTAL ASSETS                                                   $  207,562           $  417,033
                                                                     ==========           ==========

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                  $   48,479           $   21,816
  Accrued interest                                                        6,715                   --
  Consulting contract fees payable                                      467,000              480,000
  Loan from director                                                      2,100               30,565
                                                                     ----------           ----------
      TOTAL CURRENT  LIABILITIES                                        524,294              532,381
                                                                     ----------           ----------
LONG TERM LIABILITIES
  Convertible Note                                                      170,500                   --
  Contract Amounts payable to Numerity                                  485,548              415,000

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par
   value; 45,562,618 and 45,000,000 shares issued and
   outstanding at December 31,  2010 and 2009, respectively              45,563               45,000
  Additional paid-in Capital                                            671,937              245,000
  Deficit accumulated during the development stage                   (1,690,280)            (820,348)
                                                                     ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                       (972,780)            (530,348)
                                                                     ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  207,562           $  417,033
                                                                     ==========           ==========


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                Inception
                                                                                            October 27, 2008
                                                  Year Ended             Year Ended              Through
                                                  December 31,           December 31,          December 31,
                                                     2010                   2009                   2010
                                                 ------------           ------------           ------------
EXPENSES
  General & administrative                       $    655,717           $    513,336           $  1,272,815
  Development expenses                                207,500           $    203,250           $    410,750
  Interest expense                                      6,715                     --                  6,715
                                                 ------------           ------------           ------------

NET (LOSS)                                       $   (869,932)          $   (716,586)          $ (1,690,280)
                                                 ============           ============           ============

Basic earnings (loss) per share                  $      (0.02)          $      (0.04)
                                                 ============           ============
Weighted average number of basic
 common shares outstanding                         45,117,713             17,282,192
                                                 ============           ============

Fully diluted earnings (loss) per share          $      (0.02)          $      (0.04)
                                                 ============           ============
Weighted average number of fully
 diluted common shares outstanding                 45,305,606             17,282,192
                                                 ============           ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Cash flows

                                                                                                               Inception
                                                                                                           October 27, 2008
                                                                     Year ended           Year ended            Through
                                                                    December 31,         December 31,         December 31,
                                                                       2010                 2009                 2010
                                                                   ------------         ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                         $   (869,932)        $   (716,586)          (1,690,280)
  Adjustments to reconcile net income to net cash
   used in operating activities
     Stock issued to consultants in lieu of cash                        397,500                                   397,500
     Amortization of prepaid maintenance expense                        207,500                                  (207,500)
     Foregivness of director's loan                                     (30,565)
     Accrual of interest in notes payable                                 6,715                                     6,715
     Write off of organization expenses                                   1,970
     Issuance of stock on merger                                                             (50,965)
  (Increase) decrease in operating assets
     Prepaid expenses and license fees                                       --
  Increase (decrease) in operating liabilities
     Accounts payable                                                    26,663               19,716               48,479
     Consulting fees payable                                             57,548              480,000              952,548
     Loan from director                                                   2,100                8,095                2,100
                                                                   ------------         ------------         ------------
        Total cash provided by (used in) operating activities      $   (200,501)        $   (259,740)        $   (490,438)
                                                                   ------------         ------------         ------------
CASH FLOW FROM INVESTING ACTIVITIES

        Total cash provided by (used in) investing activities      $         --         $         --         $         --
                                                                   ------------         ------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                     255,000              290,000
  Sale of convertible notes                                             200,500                                   200,500
                                                                   ------------         ------------         ------------
        Total cash provided by (used in) financing activities      $    200,500         $    255,000         $    490,500
                                                                   ------------         ------------         ------------
Net increase (decrease) in cash                                              (1)              (4,740)                  62

Cash at beginning of period                                                  63                4,803                   --
                                                                   ------------         ------------         ------------

Cash at end of period                                              $         62         $         63         $         62
                                                                   ============         ============         ============
Supplemental Cash Flow Information:
  Interest Paid                                                              --                   --                   --
                                                                   ============         ============         ============
  Taxes Paid                                                                 --                   --                   --
                                                                   ============         ============         ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
           Statements of Shareholders' Equity and Retained Earnings

                                                                                                 Deficit
                                                                                               Accumulated
                                                                     Common       Additional   During the
                                                     Common          Stock         Paid-in     Development
                                                     Stock           Amount        Capital        Stage           Total
                                                     -----           ------        -------        -----           -----

Balance December 31, 2007                          11,500,000      $  11,500     $   23,500    $   (20,759)    $   14,241
Net loss, year ended December 31, 2008                                                         $   (32,038)    $  (32,038)
                                                  -----------      ---------     ----------    -----------     ----------
Balance, December 31, 2008                         11,500,000      $  11,500     $   23,500    $   (52,797)    $  (17,797)
                                                  -----------      ---------     ----------    -----------     ----------
Merger of Tres Estrellas and In Media
 Corporation, October 30, 2009                     33,500,000      $  33,500     $  221,500    $   (50,965)    $  204,035
Net loss through Dec 31, 2009                                                                  $  (716,586)    $ (716,586)
                                                  -----------      ---------     ----------    -----------     ----------
Balance December 31, 2009                          45,000,000      $  45,000     $  245,000    $  (820,348)    $ (530,348)
                                                  -----------      ---------     ----------    -----------     ----------
Net loss for year ended December 31, 2010                                                      $  (869,932)    $ (869,932)
Issuance of Common stock to consultants               417,000      $     417     $  397,083                    $  397,500
Isuance of Common Stock in conversion of notes        145,618      $     146     $   29,854                    $   30,000
                                                  -----------      ---------     ----------    -----------     ----------

Balance December 31, 2010                          45,562,618      $  45,563     $  671,937    $(1,690,280)    $ (972,780)
                                                  ===========      =========     ==========    ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
                NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2010 AND 2009


1. ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 ("the Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. The Company reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, the Company adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2010. The Company's fiscal year end is December 31.

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2010, the Company had accumulated a loss from operations of $1.7 million and has earned no revenues since inception, and our liabilities exceed our assets by over $970,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.

In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware products from Sri Lanka and India, respectively. As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or other orders until we can establish additional funding to open letters of credit, or place security deposits with our sub-contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of $500,000 to secure the first delivery under these orders. While we have no tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of this purchase order within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1. Observable inputs such as quoted prices in active markets;

     Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

     Level 3. Unobservable  inputs  in  which  there is  little  or  no   market
              data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009.

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

H) CONVERTIBLE DEBT INSTRUMENTS
ASC 470-20-05-7 provides that convertible debt instruments be bifurcated to show the underlying impact of discounted interest costs that result from a noteholder's option to convert the note into equity at a subsequent date. The Company issued a total of $200,500 in convertible debt during the year ended December 31, 2010. Since the notes are all relatively short term, and both the Company and noteholder recognize that the Company is unlikely to have sufficient cash at maturity to repay the notes, the Company has taken the view that the Notes, and total cost including interest expense and conversion price, are an integral equity transaction.

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

On June 17, 2010 the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company's 2010 Stock Option Plan. During the period from registration to December 31, 2010, the Company issued 417,000 shares to consultants and employees, and has 2,083,000 registered shares available for future issuance.

On August 27, 2010 the Company filed an S-1 registration with the SEC reserving 4,000,000 common shares for issuance under the terms of a self-underwritten public offering. The filing was subsequently withdrawn on October 18, 2010.

B) SHARE ISSUANCES
Since inception (October 27, 2008) to December 31, 2010, the Company has issued the following shares:

     (i) A total of 5,500,000 common stock shares to an officer and director at $0.002 per share for a total of $11,000. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.
     (ii) A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.
     (iii)A total of 33,500,000 common stock shares to the shareholders of IN Media Corporation pursuant to the terms and conditions of a Merger Agreement.

This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, IN Media had fair access to and was in possession of all available material information about our Company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

In addition, the Company has issued:

     (iv) A total of 417,000 common stock shares to certain officers, directors and consultants under the Company's 2010 Stock Grant and Option Plan as payment for services provided in the value of $505,500.
     (v) A total of 145,618 common stock shares to a noteholder in settlement of $30,000 of convertible debt

5. NOTES PAYABLE

On June 8, July 27, and November 17, 2010, the Company issued Convertible Notes in the principal amounts of $100,000, $53,000, and $47,500 due for repayment on March 8, 2011, April 29, 2011, and July 17, respectively, all carrying interest at 8% per annum. The Notes can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. The Company is required to maintain an available pool of common shares equal to 300% of the number of shares required for conversion. As at December 31, 2010, $30,000 of the Notes had been converted into 145,618 shares of common stock, and the Company has reserved 4,639,804 shares of common stock to cover the conversion of the outstanding Notes and accrued interest. There are no warrants attached to the note.

6. INCOME TAXES

The Company has incurred operating losses of $1,690,280, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                          December 31,
                                                              2010
                                                           ----------
Future income tax assests:
  Net operating loss from October 27, 2008
   (inception) to December 31, 2010                        $1,690,280
  Statutory tax rate (combined federal and state)                38.5%
  Non-capital tax loss                                        650,758
  Valuation allowance                                        (650,758)
                                                           ----------
                                                           $       --
                                                           ==========

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

7. NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

8. RELATED PARTY TRANSACTIONS

Between inception and December 31, 2010 one of our directors, Mr Chavez, provided and billed for services which were accrued but not paid. The balance due to Mr Chavez was $30,565 on December 31, 2009. The balance due was subsequently waived and written off as at March 31, 2010. Subsequently, in the fourth quarter of 2010, Mr. Karnick paid off supplier balances of $2,100 on behalf of the Company and the balance is reported as a loan from a director. The loan is unsecured, interest-free, and will be repaid when the Company raises sufficient cash to do so.

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

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we have contracted the provision of executive, administration and business development services and to whom we are committed to pay contract service fees of $40,000 per month. On July 1, 2010, the Company agreed to amend that Service agreement such that the next $330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub-contractors , either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit of contract service fees currently due to Numerity on a rolling quarterly basis, subject to mutual agreement. The amendment was authorized by Mr Danny Mabey, an independent board director. The balance due to Numerity at December 31, 2010 is $467,000.

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

10. SUBSEQUENT EVENTS

Between  December  31,  2010 and  March  15,  2011,  the  Company's  noteholders exercised their right to convert an additional eight installments of the convertible notes for an aggregate conversion of $129,120, inclusive of accrued interest of $10,120, resulting in the issuance of an additional 1,196,339 shares.

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

Our principal executive officer and the principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, we concluded that our internal control over financial reporting was effective for the current level of business activities but requires that we address the factors stated below before we see significant growth in transactions..

We assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following weaknesses:

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

As at December 31, 2010 our Board of Directors was comprised of the following:

Name              Age      Served Since              Positions With Company
----              ---      ------------              ----------------------

Nitin Karnik       49     October 2008          CEO & Director

Danny Mabey        61     April 2, 2010         Director

Simon Westbrook    62     February 18, 2010     CFO

Jose Chavez        32     October 27, 2008      CEO, resigned October 2009, CFO,
                          (inception)           resigned February 18, 2010 and
                                                Director resigned December 31,
                                                2009

There are currently no employment contracts in place for any officers.

The following is a brief description of the business experience of our executive officers, director and significant employees: Dr. Nitin Karnik has been the Chief Executive Officer of IN Media from October 2008 to present. Dr. Karnik has been the President and Chief Executive Officer since April 9, 2009. From 2007 through 2009, Dr. Karnik served as the Chief Executive Officer of RSR Consulting Inc., a California company covering media consulting in the area of IPTV, broadband, voice over IP technology, video on demand technology, and streaming technology with clients in India and China. From 2002 through 2007, Dr. Karnik was the Senior Vice President of Mars Entertainment Group, Singapore, where his assignments included content production, distribution, movie production, designing technology for media, digital cinema technology development, and business development to Hollywood studios, Bollywood studios and world-wide television networks.

Mr. Mabey was hired to provide an independent perspective to the board of directors based on his extensive industry experience and knowledge of IPTV technology and markets. Mr. Mabey has been the President of 121View USA, a Utah corporation since 2009. He directed the development process of 121View, a Singapore based company, into the U.S. market. In addition, since 2004, Mr. Mabey has been President of Interactive Devices Inc., a California corporation that directs the business operations and development team of software developers in California, Israel and Utah. From 2003 through 2009, Mr. Mabey was the Vice President of Broadcast International, a Utah corporation in which Mr. Mabey was involved in patent development and intellectual property management, product development, business and network expansion and corporate funding development. Mr. Mabey received his Bachelors of Arts at Boise State University and his Masters of Public Administration at Idaho State University.

Mr. Westbrook served as CFO of Public Wireless, Inc., a wireless communication infrastructure business from 2005-2009. From 2004-2005, Mr. Westbrook served as CFO of Nanoamp Solutions Inc., a memory IC company. Prior to 2004, Mr. Westbrook served as CFO at Sage, Inc., (NASDAQ: SAGI), a company specializing in flat panel display controller ICs. Mr. Westbrook is a Chartered Accountant and holds a Masters degree in Economics from Trinity College, Cambridge in the United Kingdom.

Jose Chavez served as a director of the Company for the period from inception to December 31, 2009. Additionally he served as CEO of the Company from inception until the date of the merger in October 2009, and CFO from inception until he resigned in February, 2010. Mr. Chavez has operated as a general plumbing contractor and construction superintendent in Mexico since 2003.

COMPENSATION OF DIRECTORS

Our bylaws provide that, unless otherwise restricted by our certificate of incorporation, our Board of Directors has the authority to fix the compensation of directors. The directors may be paid their expenses, if any, related to attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as our director. Our bylaws further provide that no such payment will preclude any director from serving our Company in any other capacity and receiving compensation therefore. Further, members of special or standing committees may be given compensation for attending committee meetings.

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

CONFLICTS OF INTEREST

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

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

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we have contracted the provision of executive, administration and business development services and to whom we are committed to pay contract service fees of $40,000 per month. On July 1, 2010, the Company agreed to amend that Service agreement such that the next $330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub-contractors, either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit of contract service fees currently due to Numerity on a rolling quarterly basis, subject to mutual agreement. The amendment was authorized by Mr Danny Mabey, an independent board director. The balance due to Numerity at December 31, 2010 is $467,000.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM 11. EXECUTIVE COMPENSATION

                                                                                     Change in
                                                                                      Pension
                                                                                     Value and
                                                                     Non-Equity     Nonqualified
 Name and                                                            Incentive        Deferred
 Principal                                    Stock       Option        Plan        Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------  -----------   ---------------  ---------
Nitin Karnik    2010   $   --  (a)                                                                     $357,500     $357,500
                2009   $   --  (a)                                                                     $895,000     $895,000
                2008   $   --      $11,770                                                                          $ 11,770

Danny Mabey     2010   $   --  (b)                                                                                  $     --
                2009   $   --                                                                                       $     --

Simon Westbrook 2010   $   --  (c)                                                                                  $     --
                2009   $   --                                                                                       $     --

Jose Chavez     2010   $   --
                2009   $  800  (d)                                                                                  $    800
                2008   $4,800  (d)                                                                                  $  4,800

SUMMARY COMPENSATION TABLE

(a) In the years ended December 31, 2010 and 2009 we were billed, accrued, but did not pay, $150,000 and $480,000 respectively, for executive, administrative and engineering services under the terms of a service agreement with Numerity Corporation. We were also billed, accrued, but did not pay, $207,500 and $480,000 respectively, for maintenance and support under terms of a license agreement, with Numerity Corporation. Mr. Karnik is the owner and chief executive officer of Numerity Corporation.
(b) Mr Mabey was granted compensation of $67,500 for consulting services through the issuance of 50,000 shares of fully paid common stock in June 2010. Subsequent to December 31, 2010, in March 2011, Mr Mabey renounced this compensation and returned all the shares paid.
(c)  Mr Westbrook did not receive any compensation for services provided.
(d) Mr. Chavez resigned as CEO of the Company in October 2009, as a director at the end of December, 2009, and as CFO on February 18, 2010.

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                             Option Awards                                         Stock Awards
                 ---------------------------------------------------------------    ---------------------------------------------
                                                                                                                         Equity
                                                                                                                        Incentive
                                                                                                             Equity       Plan
                                                                                                            Incentive    Awards:
                                                                                                              Plan      Market or
                                                                                                             Awards:     Payout
                                                    Equity                                                  Number of   Value of
                                                   Incentive                          Number                Unearned    Unearned
                                                  Plan Awards;                          of        Market     Shares,     Shares,
                    Number of      Number of       Number of                          Shares     Value of   Units or    Units or
                   Securities     Securities      Securities                         or Units   Shares or    Other        Other
                   Underlying     Underlying      Underlying                         of Stock    Units of    Rights      Rights
                   Unexercised    Unexercised     Unexercised   Option     Option      That     Stock That    That        That
                    Options         Options        Unearned    Exercise  Expiration  Have Not    Have Not   Have Not    Have Not
Name        Year  Exercisable(#) Unexercisable(#)  Options(#)   Price($)    Date     Vested(#)   Vested($)  Vested(#)   Vested(#)
----        ----  -------------- ---------------- ----------    -----       ----     ---------   ---------  ---------   ---------
Nitin       2010        --             --             --          --         --          --         --          --         --
Karnik      2009        --             --             --          --         --          --         --          --         --
            2008        --             --             --          --         --          --         --          --         --

Danny  (a)  2010        --             --             --          --         --          --         --          --         --
Mabey

Simon  (a)  2010        --             --             --          --         --          --         --          --         --
Westbrook

Jose   (b)  2010        --             --             --          --         --          --         --          --         --
Chavez      2009        --             --             --          --         --          --         --          --         --
            2008        --             --             --          --         --          --         --          --         --

(a)  Mr Mabey and Mr Westbrook were appointed in 2010.
(b)  Mr Chavez resigned in 2010.

                     OPTION EXERCISES AND STOCK VESTED TABLE

                                              Option Awards                                         Stock Awards
                  ---------------------------------------------------------------    ---------------------------------------------
                                                                                                                         Equity
                                                                                                                        Incentive
                                                                                                             Equity       Plan
                                                                                                            Incentive    Awards:
                                                                                                              Plan      Market or
                                                                                                             Awards:     Payout
                                                    Equity                                                  Number of   Value of
                                                   Incentive                          Number                Unearned    Unearned
                                                  Plan Awards;                          of        Market     Shares,     Shares,
                    Number of      Number of       Number of                          Shares     Value of   Units or    Units or
                   Securities     Securities      Securities                         or Units   Shares or    Other        Other
                   Underlying     Underlying      Underlying                         of Stock    Units of    Rights      Rights
                   Unexercised    Unexercised     Unexercised   Option     Option      That     Stock That    That        That
                    Options         Options        Unearned    Exercise  Expiration  Have Not    Have Not   Have Not    Have Not
Name        Year  Exercisable(#) Unexercisable(#)  Options(#)   Price($)    Date     Vested(#)   Vested($)  Vested(#)   Vested(#)
----        ----  -------------- ---------------- ----------    -----       ----     ---------   ---------  ---------   ---------

Nitin       2010        --             --             --          --         --          --         --          --         --
Karnik      2009        --             --             --          --         --          --         --          --         --
            2008        --             --             --          --         --          --         --          --         --

Danny       2010        --             --             --          --         --          --         --          --         --
Mabey

Simon       2010        --             --             --          --         --          --         --          --         --
Westbrook

Jose        2010        --             --             --          --         --          --         --          --         --
Chavez      2009        --             --             --          --         --          --         --          --         --
            2008        --             --             --          --         --          --         --          --         --

                             PENSION BENEFITS TABLE

                                               Number of         Present
                                                 Years          Value of           Payments
                                   Plan        Credited        Accumulated        During Last
Name                    Year       Name        Service(#)       Benefit($)       Fiscal Year($)
----                    ----       ----        ----------       ----------       --------------
Nitin Karnik            2010        --            --               --                --
                        2009        --            --               --                --
                        2008        --            --               --                --

Danny Mabey      (a)    2010        --            --               --                --

Simon Westbrook  (a)    2010        --            --               --                --

Jose Chavez      (b)    2010        --            --               --                --
                        2009        --            --               --                --
                        2008        --            --               --                --

(a)  Mr Mabey and Mr Westbrook were appointed in 2010
(b)  Mr Chavez resigned in 2010.

                    NONQUALIFIED DEFERRED COMPENSATION TABLE

                                    Executive          Registrant        Agregate                             Aggregate
                                  Contributions      Contributions       Earnings           Aggregate          Balance
                                  in Last Fiscal     in Last Fiscal    in Last Fiscal      Withdrawals      at Last Fiscal
Name                    Year         Year($)            Year($)           Year($)        Distributions($)     Year-end($)
----                    ----         -------            -------           -------        ----------------     -----------

Nitin Karnik            2010           --                 --                --                  --                --
                        2009           --                 --                --                  --                --
                        2008           --                 --                --                  --                --

Danny Mabey      (a)    2010           --                 --                --                  --                --

Simon Westbrook  (a)    2010           --                 --                --                  --                --

Jose Chavez      (b)    2010           --                 --                --                  --                --
                        2009           --                 --                --                  --                --
                        2008           --                 --                --                  --                --

(a)  Mr Mabey and Mr Westbrook were appointed in 2010
(b)  Mr Chavez resigned in 2010.

                          DIRECTOR COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                 Fees                              Non-Equity      Nonqualified
                                Earned                             Incentive         Deferred
                               Paid in      Stock      Option        Plan          Compensation      All Other
    Name               Year    Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----               ----    -------     ---------  ---------  ---------------    -----------    ---------------   --------
Nitin Karnik           2010       --          --         --             --              --              --              --
                       2009       --          --         --             --              --              --              --
                       2008       --          --         --             --              --              --              --

Danny Mabey      (a)   2010       --          --         --             --              --              --              --

Simon Westbrook  (a)   2010       --          --         --             --              --              --              --

Jose Chavez      (b)   2010       --          --         --             --              --              --              --
                       2009       --          --         --             --              --              --              --
                       2008       --          --         --             --              --              --              --

(a)  Mr Mabey and Mr Westbrook were appointed in 2010
(b)  Mr Chavez resigned in 2010.

                          ALL OTHER COMPENSATION TABLE

                              Perquisites                                      Company                      Change
                               and Other                                   Contributions to  Severance    in Control
                               Personal           Tax          Insurance    Retirement and   Payments /   Payments /
Name                   Year   Benefits($)  Reimbursements($)  Premiums($)   401(k) Plans($)  Accruals($)  Accruals($)   Total($)
----                   ----   -----------  -----------------  -----------   ---------------  -----------  -----------   --------

Nitin Karnik           2010       --              --              --              --             --           --           --
                       2009       --              --              --              --             --           --           --
                       2008       --              --              --              --             --           --           --

Danny Mabey      (a)   2010       --              --              --              --             --           --           --

Simon Westbrook  (a)   2010       --              --              --              --             --           --           --

Jose Chavez      (b)   2010       --              --              --              --             --           --           --
                       2009       --              --              --              --             --           --           --
                       2008       --              --              --              --             --           --           --

(a)  Mr Mabey and Mr Westbrook were appointed in 2010
(b)  Mr Chavez resigned in 2010.

                               PERQUISITES TABLE

                                                                                               Total
                                                                                            Perquisites
                                Personal Use     Financial                                   and Other
                                 of Company      Planning/                    Executive      Personal
Name                   Year      Car/Parking    Legal Fees     Club Dues      Relocation     Benefits
----                   ----      -----------    ----------     ---------      ----------     --------
Nitin Karnik           2010          --              --            --             --            --
                       2009          --              --            --             --            --
                       2009          --              --            --             --            --

Danny Mabey      (a)   2010          --              --            --             --            --

Simon Westbrook  (a)   2010          --              --            --             --            --

Jose Chavez      (b)   2010          --              --            --             --            --
                       2009          --              --            --             --            --
                       2008          --              --            --             --            --

(a)  Mr Mabey and Mr Westbrook were appointed in 2010
(b)  Mr Chavez resigned in 2010.

         POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

                                          Before Change     After Change
                                           in Control        in Control
                                          Termination       Termination
                                        w/o Cause or for    w/o Cause or      Voluntary                             Change in
Name                   Year    Benefit    Good Reason     for Good Reason    Termination    Death     Disability     Control
----                   ----    -------    -----------     ---------------    -----------    -----     ----------     -------

Nitin Karnik           2010      --           --                --               --           --          --            --
                       2009      --           --                --               --           --          --            --
                       2008      --           --                --               --           --          --            --

Danny Mabey      (a)   2010      --           --                --               --           --          --            --

Simon Westbrook  (a)   2010      --           --                --               --           --          --            --

Jose Chavez      (b)   2010      --           --                --               --           --          --            --
                       2009      --           --                --               --           --          --            --
                       2008      --           --                --               --           --          --            --

(a)  Mr Mabey and Mr Westbrook were appointed in 2010
(b)  Mr Chavez resigned in 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our common stock, as of December 31, 2010 based on an aggregate of 45,562,618 common shares of the combined entities. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

       Name and Address                      Amount of            Percentage
     of Beneficial Owner                Beneficial Ownership       of Class
     -------------------                --------------------       --------

Nitin Karnik (1)                              11,823,529             26.0%
255 W El Camino Real,
Sunnyvale, CA 94087

Danny Mabey  (2)                                  50,000              0.1%
1715 Canyon Circle,
Farmington, UT

Directors and officers
 as a group (1)                               11,823,529             26.0%

Guifeng Qui                                   13,137,255             28.8%
6-03 Xue Xi Yuan Vanke, New Town
Xin Yi Bau Da Doe, Tianjin, PRC 300402

Sulu Karnik (3)                                4,269,608              9.4%
255 W El Camino Real,
Sunnyvale, CA 94087

Maxway Electronics, Ltd. (4)                   3,869,608              8.5%
Room 1609-12 Nan Fung Tower
173 Des Voeux Road,  Hong Kong, PRC

1.   Excludes holdings by Nitin Karnik's spouse, Sulu Karnik.
2. In March 2011, Mr Mabey renounced his stock grant and returned the certificates for cancellation.
3.   Spouse of Nitin Karnik, excludes holdings by Nitin Karnik.
4.   Maxway Electronics, Ltd. is controlled by Sanjeev Dandpande.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Between inception and December 31, 2010 one of our directors, Mr Chavez, provided and billed for services which were accrued but not paid. The balance due to Mr Chavez was $30,565 on December 31, 2009. The balance due was subsequently waived and written off as at March 31, 2010. Subsequently, in the fourth quarter of 2010, Mr Karnick paid off supplier balances of $2,100 on behalf of the Company and the balance is reported as a loan from director. The loan is unsecured, interest-free, and will be repaid when the Company raises sufficient cash to do so.

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

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we have contracted the provision of executive, administration and business development services and to whom we are committed to pay contract service fees of $40,000 per month. On July 1, 2010, the Company agreed to amend that Service agreement such that the next $330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub-contractors , either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit of contract service fees currently due to Numerity on a rolling quarterly basis, subject to mutual agreement. The amendment was authorized by Mr Danny Mabey, an independent board director. The balance due to Numerity at December 31, 2010 is $467,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by George Stewart, CPA:

                                             2010              2009
                                           --------          --------

               Audit Fees            (1)   $  9,749          $  8,400
               Audit Related Fees    (2)         --                --
               Tax Fees              (3)         --                --
               All Other fees        (4)         --                --
                                           --------          --------
               Total                       $  9,749          $  8,400
                                           ========          ========

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2) During 2010, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.
(3) Tax fees principally include tax advice, tax planning and tax return preparation.
(4)  Other fees relate to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2010 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61
(Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

PRE-APPROVAL POLICIES

The Board's policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided;
(2) were not recognized as non-audit services at the time of the engagement; and
(3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

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

March 30, 2011             IN Media Corporation


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


/s/ Nitin Karnik                                                  March 30, 2011
-------------------------------------------------                 --------------
Nitin Karnik                                                           Date
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Simon P. Westbrook                                            March 30, 2011
-------------------------------------------------                 --------------
Simon P. Westbrook                                                     Date
Chief Financial Officer, Chief Accounting Officer
(Principal Financial Officer)

/s/ Danny Mabey                                                   March 30, 2011
-------------------------------------------------                 --------------
Danny Mabey                                                            Date
Director