Form 10-Q
period 2011-03-31
IN Media Corp
filed 2011-05-09
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2011

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

As of March 31, 2011, the registrant had 47,408,957 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IN MEDIA CORPORATION

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.   Interim Condensed Financial Statements (unaudited)                  3
            Interim Balance Sheets                                            4
            Interim Statements of Operations                                  5
            Interim Changes in Financial Positions                            6
            Notes to the Interim Financial Statements                         7
Item 2.   Management Discussion & Analysis of Financial Condition and
          Results of Operations                                              13
Item 3    Quantitative and Qualitative Disclosures About Market Risk         18
Item 4.   Controls and Procedures                                            18

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  20
Item 1A.  Risk Factors                                                       20
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        27
Item 3.   Defaults Upon Senior Securities                                    27
Item 4.   Removed and Reserved                                               27
Item 5    Other information                                                  27
Item 6.   Exhibits                                                           28

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

                              In Media Corporation
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                    Unaudited

                                                                           March 31, 2011      December 31, 2010
                                                                           --------------      -----------------
ASSETS

CURRENT ASSETS
  Cash                                                                      $    53,759           $        62
  Prepaid expenses and license fees                                             103,750               207,500
                                                                            -----------           -----------
                                                                                157,509               207,562

Movie distribution systems                                                       40,000                    --
                                                                            -----------           -----------

TOTAL ASSETS                                                                $   197,509           $   207,562
                                                                            ===========           ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                         $    38,065           $    48,479
  Accrued interest                                                                3,036                 6,715
  Advances and deposits received from customers                                  47,650                    --
  Consulting contract fees payable                                              471,000               467,000
  Loan from director                                                                 --                 2,100
                                                                            -----------           -----------
TOTAL CURRENT  LIABILITIES                                                      559,751               524,294

LONG TERM LIABILITIES
  Convertible Note                                                               90,000               170,500
  Contract Amounts payable to Numerity                                          477,648               485,548

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par value;
   47,408,957 and 45,562,618 shares issued and outstanding
   at March 31, 2011 and December 31,  2010, respectively                        47,409                45,563
  Additional paid-in Capital                                                    903,484               671,937
  Deficit accumulated during the development stage                           (1,880,783)           (1,690,280)
                                                                            -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                     (929,890)             (972,780)
                                                                            -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $   197,509           $   207,562
                                                                            ===========           ===========

            The accompanying footnotes are an integral part of these
                             financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                    Unaudited

                                                                                                Inception
                                                 Three months           Three months         October 27, 2008
                                                    Ended                  Ended                 Through
                                                   March 31,              March 31,              March 31,
                                                     2011                   2010                   2011
                                                 ------------           ------------           ------------
EXPENSES
  General & administrative                       $     20,038           $     66,420           $  1,292,853
  Development expenses                                167,750                     --                578,500
  Interest expense                                      2,715                     --                  9,430
                                                 ------------           ------------           ------------

NET (LOSS)                                       $   (190,503)          $    (66,420)          $ (1,880,783)
                                                 ============           ============           ============

Basic earnings (loss) per share                  $      (0.00)          $      (0.00)
                                                 ============           ============
Weighted average number of basic
 common shares outstanding                         46,481,371             45,000,000
                                                 ============           ============

Fully diluted earnings (loss) per share          $      (0.00)          $      (0.00)
                                                 ============           ============
Weighted average number of fully
 diluted common shares outstanding                 47,793,537             45,000,000
                                                 ============           ============


            The accompanying footnotes are an integral part of these
                             financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                       Condensed Statements of Cash flows
                                    Unaudited

                                                                                                           Inception
                                                                    Three months       Three months     October 27, 2008
                                                                       Ended              Ended             Through
                                                                      March 31,          March 31,          March 31,
                                                                        2011               2010               2011
                                                                    ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                          $   (190,503)      $    (66,420)      $ (1,880,783)
  Adjustments to reconcile net income to net
   cash used in operating activities
     Stock issued to consultants in lieu of cash                          64,000                 --            461,500
     Amortization of prepaid maintenance expense                         103,750            116,850           (103,750)
     Foregivness of director's loan                                           --            (30,565)                --
     Accrual of interest in notes payable                                  2,715              9,430
     Write off of organization expenses                                       --              1,970                 --
  Increase (decrease) in operating liabilities
     Accounts payable                                                    (10,415)           (21,816)            38,064
     Consulting fees payable                                              (3,900)                --            948,648
     Advances and deposits from customers                                 47,650                 --             47,650
     Loan from director                                                   (2,100)                --                 --
                                                                    ------------       ------------       ------------
          Total cash provided by (used in) operating activities           11,197                 19           (479,241)
                                                                    ------------       ------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES

          Total cash provided by (used in) investing activities               --                 --                 --
                                                                    ------------       ------------       ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                      --                 --            290,000
  Sale of convertible notes                                               42,500            243,000
                                                                    ------------       ------------       ------------
          Total cash provided by (used in) financing activities           42,500                 --            533,000
                                                                    ------------       ------------       ------------

Net increase (decrease) in cash                                           53,697                 19             53,759

Cash at beginning of period                                                   62                 63                 --
                                                                    ------------       ------------       ------------

Cash at end of period                                               $     53,759       $         82       $     53,759
                                                                    ============       ============       ============

Supplemental Cash Flow Information:
  Interest Paid                                                               --                 --                 --
                                                                    ============       ============       ============
  Taxes Paid                                                                  --                 --                 --
                                                                    ============       ============       ============

            The accompanying footnotes are an integral part of these
                             financial statements.

                              IN MEDIA CORPORATION
            NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
                            MARCH 31, 2011 AND 2010
                                   (UNAUDITED)

1. ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. The Company reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, the Company adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2010. The Company's fiscal year end is December 31.

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2011, the Company had accumulated a loss from operations of $1.9 million and has earned no revenues since inception, and our liabilities exceed our assets by approximately $930,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.

In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware products from Sri Lanka and India, respectively. As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or other orders until we can establish additional funding to open letters of credit, or place security deposits with our sub-contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of $500,000 to secure the first delivery under these orders. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of this purchase order within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment. In March 2011, we received an advance payment of $47,650 from a customer in India, for the purchase of an initial order of hardware and software, and this advance will enable us to have products manufactured and shipped from our sub-contract manufacturer in fulfillment of this order during the second quarter of 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2010.

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

H) CONVERTIBLE DEBT INSTRUMENTS
ASC 470-20-05-7 provides that convertible debt instruments be bifurcated to the show the underlying impact of discounted interest costs that result from a noteholder's option to convert the note into equity at a subsequent date. The Company issued a total of $42,500 and $200,500 in convertible debt during the three months ended March 31, 2011 and year ended December 31, 2010, respectively. Since the notes are all short-term due in nine months, and both the Company and noteholder recognize that the Company is unlikely to have sufficient cash at maturity to repay the notes, the Company has taken the view that the Notes, and total cost including interest expense and conversion price, are an integral equity transaction.

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

On June 17, 2010 the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company's 2010 Stock Option Plan. During the period from registration to March 31, 2011, the Company issued 817,000 shares to consultants and employees, and has 1,683,000 registered shares available for future issuance.

On August 27, 2010 the Company filed an S-1 registration with the SEC reserving 4,000,000 common shares for issuance under the terms of a self-underwritten public offering. The filing was subsequently withdrawn on October 18, 2010.

B) SHARE ISSUANCES
Since inception (October 27, 2008) to March 31, 2011, the Company has issued the following shares:

     (i) A total of 5,500,000 common stock shares to an officer and director at $0.002 per share for a total of $11,000. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

     (ii) A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000 pursuant to an SB-2 Registration Statement.
     (iii)A total of 33,500,000 common stock shares to the shareholders of IN Media Corporation pursuant to the terms and conditions of a Merger Agreement.This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, IN Media had fair access to and was in possession of all available material information about our Company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.
     (iv) In addition, the Company has issued a total of 2,408,957 common stock shares to (a) consultants for payment of services provided, (b) vendors for the purchase and payment of movie distribution systems including storage and distribution hardware, operating software, and rights to distribute two thousand movie titles, and (c) a noteholder for conversion of certain notes payable and accrued interest thereon as set out in the following table:

SUMMARY ISSUANCE OF COMMON STOCK

                              Three months       Year ended
                                 ended              ended
                                March 31,        December 31,
                                  2011              2010                Total
                               ----------        ----------          ----------
# Shares
  Payment of consultants          400,000           417,000             817,000
  Purchase of assets              250,000                --             250,000
  Conversion of notes           1,140,968           145,618           1,286,586
  Payment of note interest         55,371                --              55,371
                               ----------        ----------          ----------
Total                           1,846,339           562,618           2,408,957
                               ==========        ==========          ==========

                                  2011              2010                Total
                               ----------        ----------          ----------
Value of Shares
  Payment of consultants       $   64,000        $  503,999          $  567,999
  Purchase of assets               40,000                --              40,000
  Conversion of notes              30,000           123,000             153,000
  Payment of note interest          6,120                --               6,120
                               ----------        ----------          ----------
Total                          $  140,120        $  626,999          $  767,119
                               ==========        ==========          ==========

5. NOTES PAYABLE

The Company issued Convertible Notes ("Notes"), all carrying interest at 8% per annum, to a single note holder as set forth in the following table.

Date of           Original                                      Balance of notes
issuance        note proceeds        Converted      Repaid        outstanding
--------        -------------        ---------      ------        -----------

8-Jun-10          $100,000          $(100,000)                      $    --
27-Jul-10         $ 53,000          $ (53,000)                      $    --
17-Nov-10         $ 47,500                                          $47,500
25-Jan-11         $ 42,500                                          $42,500
                  --------          ---------       ------          -------
                  $243,000          $(153,000)      $   --          $90,000
                  ========          =========       ======          =======

The Notes can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. The Company is required to maintain an available pool of common shares equal to 300% of the number of shares required for conversion. As at March 31, 2011, $153,000 of the Notes, and $6,120 of related interest thereon, had been converted into 1,341,957 shares of common stock, and the Company has reserved 2,679,448 shares of common stock to cover the conversion of the outstanding Notes and accrued interest as required under the terms of the Note purchase agreements. There are no warrants attached to the Notes.

6. INCOME TAXES

The Company has incurred operating losses of $1,880,783, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                                March 31, 2011
                                                                --------------
Future income tax assets:
  Net operating loss from October 27, 2008
   (inception) to March 31, 2011)                                $ 1,880,783
  Statutory tax rate (combined federal and state)                       39.0%
  Non-capital tax loss                                               733,505
  Valuation allowance                                               (733,505)
                                                                 -----------
                                                                 $        --
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

8. RELATED PARTY TRANSACTIONS

In the fourth quarter of 2010, Mr. Karnick paid off supplier balances of $2,100 on behalf of the Company and the balance outstanding at December 31, 2010 was reported as an unsecured and interest-free loan from a director. The loan was paid off in March 3011.

One of our shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance and royalties. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2011. The amendment was authorized for the Company by Mr. Danny Mabey, an independent board director.

One of our shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we contracted the provision of executive, administration and business development services and to whom we paid contract service fees of $40,000 per month. On July 1, 2010, the Company and Numerity agreed to amend that Service agreement such that the next $330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub-contractors, either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit for contract service fees due to Numerity on a rolling quarterly basis, subject to mutual agreement. Subsequently, as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of the Company. The amendments were both authorized by Mr. Danny Mabey, an independent board director. The balance due to Numerity at March 31, 2011 is $471,000.

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

One of our shareholders, directors and officers, Mr. Karnick owns the library of film content which has been made available for our use at no charge to us, which we intend to include as part of our product offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most stringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements. In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements. All material risks are described in the risk section of this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. We are a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock, we received all the issued and outstanding stock of In Media, and IN Media was merged into Tres Estrellas. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of our company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through March 31, 2011. Our fiscal year end is December 31.

BUSINESS

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

PRODUCTS

We offer our customers fully integrated plug-and-play solutions comprising hardware devices, operating software, and access to a library of video content. As of March 31, 2011, we are currently offering a choice of three hardware devices:

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

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to experienced and well established third party providers to reduce the risk of development problems and delays, market and employee acquisition, and up-front cash flow. We plan to sub contract our production and logistics to third parties in China so that we can leverage their facilities and equipment, production, purchasing and logistics management, and inventory and working capital resources. These third party contractors have been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sale promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV for a cumulative cost of less than $1.9 million. At the same time, we have been working with distribution channels in China and other international markets to demonstrate and prove our products and the integrated platform offering complete with software and content. To date we have not invested in any fixed assets, design, test, or production equipment, and have no capital commitments to do so!

In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware products from Sri Lanka and India, respectively. As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of $500,000 to secure the first delivery under these orders. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment. In March 2011, we received an advance payment of $47,650 from a customer in India, for the purchase of an initial order of hardware and software, and this advance will enable us to have products manufactured and shipped from our sub-contract manufacturer in fulfillment of this order during the second quarter of 2011.

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

RESULTS OF OPERATIONS

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $1,880,783 in expenses since inception through March 31, 2011. In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware  products  from Sri Lanka and India,  respectively.  As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of $500,000 to secure the first delivery under these orders. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment. In March 2011, we received an advance payment of $47,650 from a customer in India, for the purchase of an initial order of hardware and software, and this advance will enable us to have products manufactured and shipped from our sub-contract manufacturer in fulfillment of this order during the second quarter of 2011.

We incurred $20,038 and $66,420 in general administrative expenses for the three months ended March 31, 2011 and 2010, respectively. These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings. The decrease of 27.7% over the same period in 2010 was principally due to changes in the Company's service agreement with Numerity which commenced effective as of March 1, 2010 with $40,000 being charged to the Company in that quarter. As a result of changes agreed effective January 1, 2011, Numerity discontinued billing the $40,000 per month service charge and agreed to bill only for actual cost of goods and services provided, which amounted to $0 in the three months ended March 31, 2011.

Additionally, we incurred $167,750 and $0 of development expenses in the three months ended March 31, 2011 and 2010, respectively. Of this amount, $103,750 related to a software license and maintenance agreement, which was prepaid to Numerity Corporation in the second half of 2009, and which started amortizing in the third quarter of 2010. The residual $64,000 was the expense of engineering design consulting fees paid in the three months ended March 2011 through the issuance of 400,000 shares of common stock.

Interest expense amounted to $2,715 and $0 for the three months ended March 31, 2011 and 2010, respectively. The interest was accrued on convertible notes issued starting in June 2010. There were no notes outstanding in the quarter ended March 31, 2010, therefore there was no interest in that quarter.

The following table provides selected financial data about our company as at March 31, 2011.

              Balance Sheet Data:

              Cash                                    $    53,759
              Total assets                            $   197,509
              Total liabilities                       $ 1,127,399
              Shareholders' equity (deficit)          $  (929,890)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2011 was $53,759. During the three months ended March 31, 2011, the Company generated $53,697 in cash, of which $11,197 arose from operating activities and $42,500 from the sale of convertible notes. Since September 2010 we have received two orders amounting to $5 million for our products, but due to lack of cash or credit capacity, we have been unable to secure production of the products necessary to fulfill these orders. Of these orders, $4 million was withdrawn, and the remaining $1 million is still outstanding, but the customer has modified the order to require additional features. On March 31, 2011, we received a prepaid deposit from a customer for $47,650 which we intend to leverage to secure production of the inventory required to meet this order.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of the Company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $243,000 as of March 31, 2011, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. We filed an S-1 registration statement on September 13, 2010 in contemplation of raising up to $4 million from the sale of our common stock, however, this filing was temporarily withdrawn on October 18, 2010 so as not to limit other short-term fund-raising activities being undertaken in connection with providing the working capital we need to fund recently received purchases orders. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock is now listed on the OTCQB exchange rather than on the OTC Bulletin Board, and this may hamper our ability to raise additional note financing from our current note finance partner or other potential investors. We are currently seeking other available sources of funding to provide secured, back-to-back financing of our purchase order commitments with production inventory. If we are unable to secure adequate capital to continue, our business will likely fail, and our shareholders could lose some or all of their investment. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our business plan because of a lack of financial results and a lack of available financial resources.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Item 1A of the Company's Form 10-K for the year ended December 31, 2010, including but not limited, to the following:

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

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN The independent auditor's report on our financial statements for the year ended December 31, 2010 and the footnotes to that report, contained explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to these financial statements. The report states that we had accumulated a loss from operations of $1.9 million and have earned no revenues since inception, and our liabilities exceed our assets by over $930,000. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a business that has no revenue, few purchase and expense transactions, and little in the way of tangible assets and working capital. However, the reliance on third party sub-contractors and lack of employees makes it difficult to ensure segregation of key duties, provide multiple levels of review, and ensure that specified checks and balances exist and are enforced and acted upon where necessary. The current transaction volume and limited transaction channels mean that operating management, financial management, and the independent board member and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company's established procedures and controls. When we secure purchase orders and start purchasing product from our sub-contract manufacturers, shipping product to our customers, collecting receivables, and paying our vendors we will need to apply significantly more resources to the management of our controls and procedures and to ensure and continue effective compliance. If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company.

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK. We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

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

WE HAVE ISSUED CONVERTIBLE NOTES WHICH COME DUE FOR CONVERSION OR REPAYMENT BASED ON A VARIABLE AVERAGE SHARE PRICE AT THAT TIME, AND SHAREHOLDERS MAY SUFFER SIGNIFICANT DILUTION IF OUR STOCK PRICE IS THEN LOW. The Company has issued convertible notes ("Notes") in the aggregate principal amount of $243,000 carrying interest at 8% per annum. The Notes can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. We have experienced considerable volatility in our share price and if the share price falls in advance of the conversion date, investors could suffer significant dilution when the Notes are converted into shares of common stock. As of March 31, 2011, the Company has converted $153,000 of the Notes into 1,286, 586 shares of common stock and would require an additional 895,149 shares to convert the remaining $90,000 of the Notes as of March 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued 1,846,339 and 562,618 of fully-paid shares of common stock during the three months ended March 31, 2011 and year ended December 31, 2010, as set out in the following table.

SUMMARY ISSUANCE OF COMMON STOCK

                            Three months         Year ended
                               ended                ended
                              March 31,          December 31,
                                2011                2010                Total
                             ----------          ----------          ----------
# Shares
  Payment of consultants          400,000           417,000             817,000
  Purchase of assets              250,000                --             250,000
  Conversion of notes           1,140,968           145,618           1,286,586
  Payment of note interest         55,371                --              55,371
                               ----------        ----------          ----------
Total                           1,846,339           562,618           2,408,957
                               ==========        ==========          ==========

                                2011                2010                Total
                             ----------          ----------          ----------
Value of Shares
  Payment of consultants       $   64,000        $  503,999          $  567,999
  Purchase of assets               40,000                --              40,000
  Conversion of notes              30,000           123,000             153,000
  Payment of note interest          6,120                --               6,120
                               ----------        ----------          ----------
Total                          $  140,120        $  626,999          $  767,119
                               ==========        ==========          ==========

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

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                            Date: May 9, 2011
-----------------------------------------------
Nitin Karnik
President, Chief Executive Officer and Director



/s/ Simon Westbrook                                         Date: May 9, 2011
-----------------------------------------------
Simon Westbrook
Chief Financial Officer