Form 10-Q
period 2011-06-30
IN Media Corp
filed 2011-08-15
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended June 30, 2011

                        Commission File Number 000-54359


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

As of June 30, 2011, the registrant had 47,408,957 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IN MEDIA CORPORATION

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.   Interim Condensed Financial Statements (unaudited)                  3
            Interim Balance Sheets                                            4
            Interim Statements of Operations                                  5
            Interim Changes in Financial Positions                            6
            Notes to the Interim Financial Statements                         7

Item 2.   Management Discussion & Analysis of Financial Condition and
          Results of Operations                                              13

Item 3    Quantitative and Qualitative Disclosures About Market Risk         19

Item 4.   Controls and Procedures                                            19

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  20

Item 1A.  Risk Factors                                                       20

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        27

Item 3.   Defaults Upon Senior Securities                                    27

Item 4.   Removed and Reserved                                               27

Item 5    Other information                                                  28

Item 6.   Exhibits                                                           28

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying reviewed interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

                              In Media Corporation
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                        June 30, 2011       December 31, 2010
                                                                        -------------       -----------------
                                                                         (Unaudited)            (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                   $       191           $        62
  Prepaid expenses and license fees                                               --               207,500
                                                                         -----------           -----------
                                                                                 191               207,562

Movie distribution systems                                                    40,000                    --
                                                                         -----------           -----------

TOTAL ASSETS                                                             $    40,191           $   207,562
                                                                         ===========           ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                      $   260,730           $    48,479
  Accrued interest                                                             5,264                 6,715
  Advances and deposits received from customers                               47,650                    --
  Notes payable                                                               92,500               170,500
  Loan from director                                                              --                 2,100
                                                                         -----------           -----------
TOTAL CURRENT  LIABILITIES                                                   406,144               227,794

LONG TERM LIABILITIES
  Long term accounts payable to related party                                932,648               952,548

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par value;
   47,408,957 and 45,562,618 shares issued and outstanding
   at June 30, 2011 and December 31, 2010, respectively                       47,409                45,563
  Additional paid-in Capital                                                 903,484               671,937
  Deficit accumulated during the development stage                        (2,249,494)           (1,690,280)
                                                                         -----------           -----------
TOTAL STOCKHOLDERS' EQUITY                                                (1,298,601)             (972,780)
                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    40,191           $   207,562
                                                                         ===========           ===========


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                                 Inception
                                     Three Months      Three Months       Six Months         Six Months      October 27, 2008
                                        Ending            Ending            Ending             Ending             Through
                                     June 30, 2011     June 30, 2010     June 30, 2011      June 30, 2010      June 30, 2011
                                     -------------     -------------     -------------      -------------      -------------
EXPENSES
  General & administrative           $    240,933      $    212,503      $    324,971       $    278,923       $  1,533,786
  Development expenses                    103,750                --           207,500                 --            682,250
  Interest expense                         24,028               504            26,743                504             33,458
                                     ------------      ------------      ------------       ------------       ------------
NET (LOSS)                           $   (368,711)     $   (213,007)     $   (559,214)      $   (279,427)      $ (2,249,494)
                                     ============      ============      ============       ============       ============

Basic earnings (loss) per share      $      (0.01)     $      (0.00)     $      (0.01)      $      (0.01)
                                     ============      ============      ============       ============
Weighted average number of
 basic common shares outstanding       47,408,977        45,049,500        46,843,160         45,014,143
                                     ============      ============      ============       ============
Fully diluted earnings (loss)
 per share                           $      (0.01)     $      (0.00)     $      (0.01)      $      (0.01)
                                     ============      ============      ============       ============
Weighted average number of fully
 fully common shares outstanding       48,526,262        45,049,500        48,043,464         45,014,143
                                     ============      ============      ============       ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                       Condensed Statements of Cash flows
                                   (Unaudited)

                                                                                                               Inception
                                                                        Six Months         Six Months      October 27, 2008
                                                                          Ending             Ending             Through
                                                                       June 30, 2011      June 30, 2010      June 30, 2011
                                                                       -------------      -------------      -------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                             $  (559,214)       $   (66,420)        $(2,249,494)
  Adjustments to reconcile net income to net
   cash used in operating activities
     Stock issued for services in lieu of cash                              64,000                 --                  --
     Amortization of prepaid maintenance expenses                          207,500            116,850             461,500
     Foregiveness of director's loan                                            --            (30,565)                 --
     Write off of organization expenses                                         --              1,970                  --
     Note interest paid by common stock                                         --                 --              11,657
  Increase (decrease) in operating liabilities
     Accounts payable                                                      212,250            (21,816)            260,730
     Accrual of interest in notes payable                                    4,943                 --                  --
     Amounts due to related party                                          (19,900)                --             932,648
     Advances and deposits from customers                                   47,650                 --              47,650
     Loan from director                                                     (2,100)                --                  --
                                                                       -----------        -----------         -----------
          Total cash provided by (used in) operating activities            (44,871)                19            (535,309)
                                                                       -----------        -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES
          Total cash provided by (used in) investing activities                 --                 --                  --
                                                                       -----------        -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                        --                 --             290,000
  Net proceeds from sale of convertible notes                               45,000                 --             245,500
                                                                       -----------        -----------         -----------
          Total cash provided by (used in) financing activities             45,000                 --             535,500
                                                                       -----------        -----------         -----------

Net increase (decrease) in cash                                                129                 19                 191

Cash at beginning of period                                                     62                 63                  --
                                                                       -----------        -----------         -----------

Cash at end of period                                                  $       191        $        82         $       191
                                                                       ===========        ===========         ===========

Supplemental Cash Flow Information:
  Interest Paid                                                        $        --        $        --         $        --
                                                                       ===========        ===========         ===========
  Taxes Paid                                                           $        --        $       800         $       800
                                                                       ===========        ===========         ===========


 The accompanying footnotes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
     NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2011 AND 2010
                                   (UNAUDITED)

1. ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. The Company reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, the Company adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date. The Company's fiscal year end is December 31.

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2011, the Company had accumulated a loss from operations of $2.2 million and has earned no revenues since inception, and our liabilities exceed our assets by approximately $1.3 million. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.

In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware products from Sri Lanka and India, respectively. As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer, we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or other orders until we can establish additional funding to open letters of credit, or place security deposits with our sub-contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure capital in the region of $500,000 to secure the first delivery under these orders. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of this purchase order within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment. In March 2011, we received an advance payment of $47,650 from a customer in India, for the purchase of an initial order of hardware and software, and this advance will enable us to have products manufactured and shipped from our sub-contract manufacturer in fulfillment of this order during the third quarter of 2011.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

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

H) CONVERTIBLE DEBT INSTRUMENTS
ASC 470-20-05-7 provides that convertible debt instruments be bifurcated to the show the underlying impact of discounted interest costs that result from a noteholder's option to convert the note into equity at a subsequent date. The Company issued a total of $92,500 and $200,500 in convertible debt during the six months ended June 30, 2011 and year ended December 31, 2010, respectively (the "Notes"). Since the Notes are all short-term due in nine months, and both the Company and noteholder recognize that the Company is unlikely to have sufficient cash at maturity to repay the Notes, the Company has taken the view that the Notes, and total cost including interest expense and conversion price, are an integral equity transaction.

I) REVENUE RECOGNITION
The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of products and services income and will be recognized only when all of the following criteria have been met: (i) Persuasive evidence for an agreement exists; (ii) Service or delivery has occurred; (iii) The fee is fixed or determinable; and (iv) Revenue is reasonably assured.

4. CAPITAL STOCK

A) AUTHORIZED STOCK
The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the Company is sought.

On June 17, 2010, the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company's 2010 Stock Option Plan. During the period from registration through June 30, 2011, the Company issued 817,000 shares to consultants and employees, and has 1,683,000 registered shares available for future issuance.

On August 27, 2010, the Company filed an S-1 registration with the SEC reserving 4,000,000 common shares for issuance under the terms of a self-underwritten public offering. The filing was subsequently withdrawn on October 18, 2010.

B) SHARE ISSUANCES
Since inception (October 27, 2008) to June 30, 2011, the Company has issued the following shares:

     (i) A total of 5,500,000 common stock shares to an officer and director at $0.002 per share for a total of $11,000. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

     (ii) A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000, pursuant to an SB-2 Registration Statement.

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

                               Six months        Year ended
                                 ended              ended
                                June 30,         December 31,
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
                               ==========        ==========          ==========

The issuance such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the
"Securities Act") and in Section 4(2) of the Securities Act, based on the following: (a) the debtholder confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debtholder acknowledged that the shares being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

5. NOTES PAYABLE

The Company issued Convertible Notes ("Notes"), all carrying interest at 8% per annum, to a single note holder as set forth in the following table:

SUMMARY OF NOTES

Date of           Original                                      Balance of notes
issuance        note proceeds        Converted      Repaid        outstanding
--------        -------------        ---------      ------        -----------
8-Jun-10          $100,000          $(100,000)                       $    --
27-Jul-10         $ 53,000          $ (53,000)                       $    --
17-Nov-10         $ 47,500                          $47,500          $    --
25-Jan-11         $ 42,500                                           $42,500
7-Apr-11          $ 50,000                                           $50,000
                  --------          ---------       -------          -------
                  $293,000          $(153,000)      $47,500          $92,500
                  ========          =========       =======          =======

The Notes can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. The Company is required to maintain an available pool of common shares equal to 300% of the number of shares required for conversion. As at June 30, 2011, two Notes amounting to $153,000, and $6,120 of related interest thereon, had been converted into 1,341,957 shares of common stock, and one Note for $47,500 was repaid prior to maturity including $21,800 of accrued interest and prepayment penalties. The Company has reserved 3,351,916 shares of common stock to cover the conversion of the outstanding Notes and accrued interest as required under the terms of the Note purchase agreements. There are no warrants attached to the Notes.

6. INCOME TAXES

The Company has incurred operating losses of $2,249,494, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                                March 31, 2011
                                                                --------------
Future income tax assets:
  Net operating loss from October 27, 2008
   (inception) to June 30, 2011)                                 $ 2,249,494
  Statutory tax rate (combined federal and state)                       39.0%
  Non-capital tax loss                                               877,303
  Valuation allowance                                               (877,303)
                                                                 -----------
                                                                 $        --
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

8. RELATED PARTY TRANSACTIONS

In the fourth quarter of 2010, Mr. Karnick paid off supplier balances of $2,100 on behalf of the Company and the balance outstanding at December 31, 2010 was reported as an unsecured and interest-free loan from a director. The loan was paid off in March 2011.

One of our shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box designs (the "Licensing and Maintenance Agreement"), and to whom we are committed to pay maintenance and royalties. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was additionally authorized for the Company by Mr. Danny Mabey, an independent board director.

One of our shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we contracted the provision of executive, administration and business development services (the "Service Agreement") and to whom we paid contract service fees of $40,000 per month. On July 1, 2010, the Company and Numerity agreed to amend that Service Agreement such that the next $330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub-contractors, either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit for contract service fees due to Numerity on a rolling quarterly basis, subject to mutual agreement. Subsequently, as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of the Company. The amendments were additionally both authorized by Mr. Danny Mabey, an independent board director.

As at June 30, 2011, we owe Numerity Corporation a total of $932,648 in connection with license, service charge payments, and other advances made from time to time, and with limited resources, we recognize that we are in no position to pay any amounts due to Numerity Corporation until we are able to raise significant cash from investment or commercial operations. Accordingly, for no additional consideration, the Company has entered into an extended credit agreement with Numerity under which payments will not be due for one year and one day after receipt of payment request from Numerity. Accordingly all amounts due to Numerity are classified as non-current liabilities.

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

One of our shareholders, directors and officers, Mr. Karnick owns the library of film content which has been made available for our use at no charge to us, which we intend to include as part of our product offerings. Mr. Karnik entered into an agreement with the Company to make the library available for use and support of our IPTV activities for the term of the License Agreement.

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

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. We are a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock, we received all the issued and outstanding stock of In Media, and IN Media was merged into Tres Estrellas. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of our company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through June 30, 2011. Our fiscal year end is December 31.

BUSINESS

With our registered office in Reno, Nevada, and principal executive office in Los Altos, CA, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television ("IPTV") services for cable, satellite, internet, telephony and mobile markets. IPTV delivers video content from public domain and premium content sources over the internet to consumer display devices ranging from large screen TVs in the home, to mobile display devices such as the I-Phone or I-Pad. Our goal is to become a global leader of IPTV implementation systems through the design and delivery of a combination of hardware, software, manufacturing and content services at competitive prices. Our systems may be offered to communications providers such as cable or satellite channels, governmental organizations, content owners such as publishers, movie and video game owners, and other premium content providers, or distributors and re-sellers who support such channels to either complete their proprietary offerings or provide an all-in-one solution.

TRENDS AND MARKET OPPORTUNITIES

     * In recent years the opportunity for IPTV has been fuelled by various factors including, but not limited to improvements in broadband technology and infrastructure and consequent reduced cost
     * Growth of mass market adoption of broadband access including mobile applications
     * Consumer expectations and pressure for video on demand rather than general broadcast distribution which has become increasingly expensive and generally poor quality content
     * Fragmentation and specialization of content ownership encouraging content owners to make their content available by subscription, advertising sponsorship, or as a message delivery medium

These trends have taken place in the North American market, but even more so in developing countries around the world. According to eMarketer, the total worldwide broadband subscriber base is expected grow to over 500,000,000 subscribers by 2011, and each broadband subscriber is a potential IP TV viewer. Although we have focussed our efforts on developing business opportunities in China, the demand is universal, and we have received expressions of interest in our hardware products from India and Sri Lankar.

PRODUCTS

We offer our customers fully integrated plug-and-play solutions comprising hardware devices, operating software, and access to a library of video content. As of June 30, 2011, we are currently offering a choice of three hardware devices:

IPTV SET TOP BOX(IPSTB): The IPSTB enables a user to access video content such as movies, videos, games, and educational or other promotional content simply connecting the IPSTB to ethernet cable from a home Internet source such as a Modem on one side to a Hi Definition TV set, or other convenient display on the other. Once connected, the user gains access to internet content like YouTube, Yahoo, Google or premium distribution sites like NetFlix, which stream video over the internet.

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

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to experienced and well established third party providers to reduce the risk of development problems and delays, market and employee acquisition, and up-front cash flow. We plan to sub-contract our production and logistics to third parties in China so that we can leverage their facilities and equipment, production, purchasing and logistics management, and inventory and working capital resources. These third party contractors have been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sale promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IPTV for a cumulative cost of less than $2.3 million. At the same time, we have been working with distribution channels in China and other international markets to demonstrate and prove our products and the integrated platform offering, complete with software and content. To date we have not invested in any fixed assets, design, test, or production equipment, and have no capital commitments to do so.

In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware products from Sri Lanka and India, respectively. As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer, we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka order, or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure capital in the region of $500,000 to secure the first delivery under these orders. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time, we face the risk that the order may be cancelled or diverted to other providers of IPTV equipment. In March 2011, we received an advance payment of $47,650 from a customer in India for the purchase of an initial order of hardware and software, and this advance will enable us to have products manufactured and shipped from our sub-contract manufacturer in fulfillment of this order.

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

RESULTS OF OPERATIONS

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $2,249,494 in expenses since inception through June 30, 2011. In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware  products  from Sri Lanka and India,  respectively.  As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of $500,000 to secure the first delivery under these orders. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment. In March 2011, we received an advance payment of $47,650 from a customer in India, for the purchase of an initial order of hardware and software, and this advance will enable us to have products manufactured and shipped from our sub-contract manufacturer in fulfillment of this order during the third quarter of 2011.

We incurred $240,933 and $212,503 in general administrative expenses for the three months ended June 30, 2011 and 2010, respectively. These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings. The increase of 13.4% over the same period in 2010 was principally due to increased consulting charges as the Company expanded its product range and prepared for commercial operations.

Additionally, we incurred $103,750 and $0 of development expenses in the three months ended June 30, 2011 and 2010, respectively. The Company entered into a Licensing and Maintenance Agreement with Numerity Corporation in which it committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended with $103,750 being amortized in the three months ended June 30, 2011, and $0 in the three months ended June 30, 2010. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest expense amounted to $24,028 and $504 for the three months ended June 30, 2011 and 2010, respectively. The interest expense for the three months ended June 30, 2011 included $21,800 of penalty interest for exercise of a prepayment option on a convertible note. The interest charges reflect interest of 8%pa on the actual amounts of notes outstanding during the respective periods.

The following table provides selected financial data about our company as at June 30, 2011.

              Balance Sheet Data:

              Cash                                    $       191
              Total assets                            $    40,191
              Total liabilities                       $ 1,388,792
              Shareholders' equity (deficit)          $(1,298,601)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2011 was $191. During the six months ended June 30, 2011, we generated $129 in cash, of which $45,000 was generated by the net proceeds of sale of convertible notes, and $44,871 was used in operating activities. Since September 2010, we have received two orders amounting to $5 million for our products, but due to lack of cash or credit capacity, we have been unable to secure production of the products necessary to fulfill these orders. Of these orders, $4 million was withdrawn, and the remaining $1 million is still outstanding, but the customer has modified the order to require additional features. On March 31, 2011, we received a prepaid deposit from a customer for $47,650 which we intend to leverage to secure production of the inventory required to meet this order.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of our company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $293,000 as of June 30, 2011, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. We filed an S-1 registration statement on September 13, 2010 in contemplation of raising up to $4 million from the sale of our common stock, however, this filing was withdrawn on October 18, 2010 so as not to limit other short-term fund-raising activities being undertaken in connection with providing the working capital we need to fund recently received purchases orders. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock was listed on the OTCQB exchange rather than on the OTC Bulletin Board, and this may have hampered our ability to raise additional note financing from our current note finance partner or other potential investors. Subsequently, in June 2011 our application for relisting on OTC Bulletin Board was approved by FINRA

We are currently seeking other available sources of funding to provide secured, back-to-back financing of our purchase order commitments with production inventory. If we are unable to secure adequate capital to continue, our business will likely fail, and our shareholders could lose some or all of their investment. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our business plan because of a lack of financial results and a lack of available financial resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2011. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2011. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Form 10-K as of December 31, 2010.

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

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, OUR BUSINESS MODEL WILL BE ACCEEPTED BY THE MARKET, AND ENABLE US TO EARN PROFITS AND PROVIDE A RETURN TO INVESTORS.
The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the Company. In the immediate future we will spend most of our resources, efforts and expenditures in two primary areas: 1) The securing of key customers in China and 2) the development of our IPTV set top box products. We have generated no revenue since inception due to the fact that we have not yet made any commercial shipments of our products. The success of our operations will be dependent upon finding qualified customers and their acceptance of our product and numerous other factors beyond our control, including, but not limited to development of our sales channels, competitive features and pricing compared to our competitors in a dynamic and evolving market, the impact of economic and political instability on consumer spending habits, consumer awareness of IP TV and interest in available libraries of content, and our ability to finance and manage production and distribution of inventories for resale. Additionally, even if we succeed in winning orders for our products, we may not be able to finance the building of the inventory necessary to fulfill such orders on acceptable terms, or on any terms at all.

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

THERE MAY IN ALL LIKLIHOOD BE LITTLE DEMAND FOR SHARES OF OUR COMMON STOCK AND AS A RESULT INVESTORS MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF THEY NEED TO LIQUIDATE THEIR INVESTMENT.
There may be little demand for shares of our common stock on the OTC Bulletin Board meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUPPORT OUR GROWTH AND IF WE ARE UNABLE TO RETAIN OR HIRE SUCH PERSONNEL IN THE FUTURE, OUR ABILITY TO IMPROVE OUR PRODUCTS AND IMPLEMENT OUR BUSINESS OBJECTIVES COULD BE ADVERSELY AFFECTED.
If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Considering our current cash position, we do not have adequate cash resources to hire and retain key personnel should our current efforts fail to raise adequate funding. Such failure could materially and adversely affect our future growth and financial condition.

WE HAVE ISSUED CONVERTIBLE NOTES WHICH COME DUE FOR CONVERSION OR REPAYMENT BASED ON A VARIABLE AVERAGE SHARE PRICE AT THAT TIME, AND SHAREHOLDERS MAY SUFFER SIGNIFICANT DILUTION IF OUR STOCK PRICE IS THEN LOW.
The Company has issued convertible notes ("Notes") in the aggregate principal amount of $293,000 carrying interest at 8% per annum. The Notes can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. We have experienced considerable volatility in our share price and if the share price falls in advance of the conversion date, investors could suffer significant dilution when the Notes are converted into shares of common stock. As of June 30, 2011, the Company has converted $153,000 of the Notes into 1,286, 586 shares of common stock and would require an additional 1,117,305 shares to convert the remaining $92,500 of the Notes as of June 30, 2011.

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

THE COMPANY IS PLANNING ON DOING A SIGNIFICANT PORTION OF ITS BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA ("PRC"). GIVEN A HISTORY OF POLITICAL AND ECONOMIC INSTABILITY, IT IS POSSIBLE THAT MEASURES BEYOND OUR CONTROL COULD AFFECT OUR OWNERSHIP OF ASSETS, ABILITY TO DO BUSINESS, ACQUIRE NECESSARY LICENSES AND PERMITS, COMPLY WITH IMPORT LEGISLATION AND DUTIES, REMIT PROFITS, OR IN OTHER WAYS ADVERSELY AFFECT OUR PROFITABILITY, OR ABILITY TO CONTINUE TO DO BUSINESS IN THIS MARKET.
The PRC is passing from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that set down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government, and are expected to be refined and improved. Other political, economic and social factors can also lead to further re-adjustment of such reforms. This refining and re-adjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has issued 1,846,339 and 562,618 of fully-paid shares of common stock during the six months ended June 30, 2011 and year ended December 31, 2010, as set out in the following table:

SUMMARY ISSUANCE OF COMMON STOCK

                               Six months
                                 ended           Year ended
                                June 30,         December 31,
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
                               ==========        ==========          ==========

                               Six months
                                 ended           Year ended
                                June 30,         December 31,
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
                               ==========        ==========          ==========

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS.

                                                                 Exhibit Number
                                                                 --------------

Certification of Chief Executive Officer pursuant to                 31.1
 18 U.S.C.  1350, as adopted pursuant to Section 302
 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to                 31.2
 18 U.S.C.  1350, as adopted pursuant to Section 302
 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer pursuant to                 32.1
 18 U.S.C.  1350, as adopted pursuant to Section 906
 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to                 32.2
 18 U.S.C.  1350, as adopted pursuant to Section 906
 of the Sarbanes-Oxley Act of 2002

Letter Agreement between Numerity  Corporation and IN                99.1
Media Corporation confirming rights for IN Media to use Numerity's video library without charge

Letter Agreement between Numerity  Corporation and IN                99.2
Media Corporation confirming Numerity's commitment, without charge, to extend credit for a period of one year and one day, subject to notice

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                           Date: August 15, 2011
-----------------------------------------------
Nitin Karnik
President, Chief Executive Officer and Director



/s/ Simon Westbrook                                        Date: August 15, 2011
-----------------------------------------------
Simon Westbrook
Chief Financial Officer