Form 10-Q/A
period 2011-06-30
IN Media Corp
filed 2011-08-25
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

                                                                 Exhibit Number
                                                                 --------------
Certification of Chief Executive Officer pursuant to                 31.1*
 18 U.S.C.  1350, as adopted pursuant to Section 302
 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to                 31.2*
 18 U.S.C.  1350, as adopted pursuant to Section 302
 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer pursuant to                 32.1*
 18 U.S.C.  1350, as adopted pursuant to Section 906
 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to                 32.2*
 18 U.S.C.  1350, as adopted pursuant to Section 906
 of the Sarbanes-Oxley Act of 2002

Letter Agreement between Numerity  Corporation and IN                99.1*
Media Corporation confirming rights for IN Media to use Numerity's video library without charge

Letter Agreement between Numerity  Corporation and IN                99.2*
Media Corporation confirming Numerity's commitment, without charge, to extend credit for a period of one year and one day, subject to notice

Interactive data files pursuant to Rule 405 of Regulation S-T.      101**

----------
*  Filed previously
** Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                           Date: August 25, 2011
-----------------------------------------------
Nitin Karnik
President, Chief Executive Officer and Director



/s/ Simon Westbrook                                        Date: August 25, 2011
-----------------------------------------------
Simon Westbrook
Chief Financial Officer