Form 10-K/A
period 2010-12-31
IN Media Corp
filed 2011-11-14
CIK 1399488

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                  AMENDMENT ONE

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

As of March 28,  2011,  the  registrant  had  45,562,618  shares of common stock issued and outstanding. The current market value of our common stock as of March
28, 2011 is $0.17 per share. The aggregate market value of the common stock held by  non-affiliates,  as of June 30,  2010 was  $13,934,400  based on the closing price of the common stock of $1.20.

Documents Incorporated by Reference: None

                             AMENDMENT TO FORM 10-K

This  Amended  Annual  Report  on Form  10-K is being  filed  for the  following purposes:  This  filing  has  been  revised  to  reflect  our  responses  to the
Securities  Exchange Act of 1934 review comments  provided by the Securities and
Exchange  Commission,  including  certain  revisions as follows:  The accounting treatment of the Company's  convertible  debt which had previously been reported at its face value of $170,500 and $0 at December 31, 2010 and December 31, 2009,
respectively. As a result of changing circumstances,  including the repayment of two of the  convertible  notes  ("Notes"),  the  Company now  believes  that the appropriate  treatment of our convertible debt is defined by ASC 815-15-25 which recognizes the embedded  derivative  within the convertible  notes issued during the year ended  December 31, 2010.  The value of the  derivative  was calculated using a Black  Scholes  model and  amounted to $81,469 and $0 as at December 31,
2010 and 2009,  respectively.  The derivative liability was offset by a matching discount against  convertible notes and is being expensed as interest expense on a straight line basis over the lives of the Notes,  which in all cases amount to nine  months.  The amounts  expensed for the value of the discount for the years ended December 31, 2010 and 2009 were $41,558 and $0, respectively.

The net loss for the year ended  December 31, 2010 is therefore  re-stated  from
$(869,932)  to  $(1,017,988)  and the net loss per share  remains  unchanged  at
$(0.02).

In Item 9 of our original Form 10-K we previously  reported our conclusion  that
disclosure  controls  and  procedures,   and  internal  control  over  financial
reporting were effective as at the end of the period covered by this report.  As a result of the need for the  restatement  of financial  statements  reported in this  Amended Form 10-K/A,  we have  changed our  conclusion  to report that our
disclosure  controls  and  procedures,   and  internal  control  over  financial
reporting were not effective as at the end of the period covered by this amended report.

The Company has provided  greater depth of information in a number of footnotes,
MDA, and other  sections of the Form 10-K to provide  more  detail,  and clearer understanding of information  previously reported. The company has also attached additional Exhibits including the following;

     1.   Numerity licensing and maintenance agreements and amendments

     2.   Numerity service agreement and amendments

     3.   Numerity video library license agreement

     4.   Numerity license to use office agreement

     5.   Numerity revolving credit agreement

     6.   IN TV Independent sales representation agreement

Please note that apart from these revisions, nothing else has been updated.

                              IN MEDIA CORPORATION
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            4
Item 1A. Risk Factors                                                        7
Item 1B. Unresolved Staff Comments                                          14
Item 2.  Properties                                                         15
Item 3.  Legal Proceedings                                                  15
Item 4.  Removed and Reserved                                               15

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           15
Item 6.  Selected Financial Data                                            18
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18
Item 7A. Quantitative and qualitative disclosures about market risk         20
Item 8.  Financial Statements                                               21
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           32
Item 9A. Controls and Procedures                                            32
Item 9B. Other Information                                                  33

                                    Part III

Item 10. Directors and Executive Officers                                   34
Item 11. Executive Compensation                                             37
Item 12. Security Ownership of Certain Beneficial Owners and Management     41
Item 13. Certain Relationships and Related Transactions                     42
Item 14. Principal Accounting Fees and Services                             43

                                     Part IV

Item 15. Exhibits                                                           44

Signatures                                                                  45

 As used in this report,  the terms "we",  "us", "our" and "our company" refer to
IN Media Corporation.

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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results  contained in the  forward-looking statements.  The risks included herein are not exhaustive.  The annual report on
Form 10-K,  the  amendment to the Annual  report on Form 10-K/A,  and  quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact our business and financial performance.  Moreover,  we  operate  in  a  rapidly  changing  and  competitive environment.  New risk  factors  emerge from time to time and it is not possible for management to predict all such risk factors.

Except as required by law, we  expressly  disclaim a duty to provide  updates to these forward-looking  statements,  and the estimates and assumptions associated with  them,  after the date of this  filing to  reflect  events  or  changes  in circumstances  or changes  in  expectations  or the  occurrence  of  anticipated events.

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
Our systems may be offered to communications channel providers, and governmental organizations,  content owners such as publishers,  movie and video game owners, and other premium content  databases  providers,  or distributors and re-sellers who support such  channels to either  complete  their  proprietary  offerings or provide an all-in-one solution.

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

PREMIUM VIDEO CONTENT:  Numerity Corporation owns the rights to over 4,000 video titles  and,  as an  inducement  to enter  into the  Licensing  and  Maintenance
Agreement,  agreed  to allow  IN  Media,  without  charge,  to make the  content available  to IN  Media's  customers,  either as a direct  revenue  subscription service,  or as  part of a  purchased  bundled  hardware  system.  This  library includes  digital  master files of old movies,  concerts,  speeches,  and sports events  which can be  downloaded  over the  internet  by  consumers  who wish to subscribe to our content  service.  We are currently  designing and setting up a web based server to distribute selected content on-line to subscribers among our future  installed  base of customers who purchase our set top box.  Although our launch  and  ramp-up of  hardware  sales has been  delayed by limited  financial resources,  we believe  we may also have an  opportunity  to sell video  content subscriptions to consumers and third party distributors through our web site. We will  elaborate on these rights in future  filings.Subsequently,  as of December
31, 2010, the Company entered into a formal agreement with Numerity  documenting this arrangement.

 DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to an experienced and well  established  third  party  provider  to  reduce  the  risk of  product development problems and delays, market and employee  acquisition,  and up-front cash flow.  This  provider has been  responsible  for designing our products and operating software, QA testing,  customer  demonstration and evaluation support, as well as market analysis,  channel development and sales promotion.  They also provide  general  and  operational  support,  such  that we  have  no full  time employees,  or full time employee equivalents on our own books. By adopting this approach,  we have managed to develop,  test, and bring to market three distinct product  offerings  in the  highly  competitive  global  market  for IP TV for a cumulative cost of less than $2.0 million. This provider,  Numerity Corporation, is owned and controlled by Mr. Karnick,  one of our shareholders,  directors and
officers,   and  provides  contract   executive,   administration  and  business
development  services (the "Service  Agreement") in return for contract  service fees of $40,000 per month.  On July 1, 2010, the Company and Numerity  agreed to amend that Service Agreement such that the next $330,000 of service fees payable would be  waived  by  Numerity,  and the  corresponding  fees  would be  payable directly to  Numerity's  sub-contractors,  either in cash or common stock at the option of the Company.  Additionally,  the parties  agreed to extend  credit for contract service fees due to Numerity on a rolling  quarterly basis,  subject to mutual agreement.  Subsequently, as of January 1, 2011, the Company and Numerity
agreed to discontinue  contract service charges,  and instead have Numerity bill the  Company  for the  actual  cost of any goods or  services  provided  wholly, exclusively and necessarily for the benefit of the Company.  The amendments were additionally both authorized by Mr. Danny Mabey, a board director.

Additionally we license our engineering  technology,  IP and set top box designs
(the "Licensing and Maintenance  Agreement")  from Numerity and we are committed to pay  maintenance  and royalties of $415,000 per annum.  On July 1, 2010,  the
Company  agreed to amend that  licensing  agreement to provide a deferral of any further  maintenance  dues,  and an extension of credit until three months after first  commercial  shipment.  The  amendment to the  Licensing  and  Maintenance
Agreement  was  additionally  authorized  for the Company by Mr. Danny Mabey,  a board director.

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

The  public  may read and copy any  materials  we file with the SEC at the SEC's
Public Reference Room at 100 F Street, N.E., Washington,  D.C. 20002. The public may obtain  information on the operation of the Public Reference Room by calling the SEC at  1-800-SEC-0330.  The SEC  maintains an Internet  site that  contains reports,  proxy and  information  statements,  and other  information  regarding issuers that file electronically with the SEC at (http://www.sec.gov).

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

THE  REPORT  OF OUR  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM  CONTAINS
EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE
AS A GOING CONCERN

The  independent   auditor's  report  on  our  financial   statements   contains
explanatory language that substantial doubt exists about our ability to continue as a going  concern,  specifically  in Note 2 to the financial  statements.  The report states that we had accumulated a loss from operations of $1.8 million and have earned no revenues since inception,  and our liabilities  exceed our assets by over $1.0  million.  Management  intends  to fund its  continuing  operations through strict expense  management and control,  a combination of equity or debt financing  arrangements,  reliance on third party  contractors to avoid the need for capital  expenditure or commitment to fixed  overhead,  and extended  credit from suppliers and related parties, all of which may be insufficient to fund our capital  expenditures,  working capital and other cash requirements for the year ending December 31, 2011. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations.  If we curtail our  operations,  we may be placed into bankruptcy or undergo  liquidation,  the result of which will adversely affect the value of our common shares.

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
Competition for senior  management and senior  technology  personnel is intense, the pool of  qualified  candidates  is very  limited,  and we may not be able to retain the services of our senior executives or senior technology personnel,  or attract and retain high-quality senior executives or senior technology personnel in the future.  Considering  our current cash position,  we do not have adequate cash  resources  to hire  and  retain  key  personnel  should  we fail to  raise additional  funding or generate  cash flow from  operations.  Such failure could materially and adversely affect our future growth and financial condition.

WE HAVE ISSUED  CONVERTIBLE  NOTES WHICH COME DUE FOR  CONVERSION  OR  REPAYMENT
BASED ON A VARIABLE  AVERAGE  SHARE  PRICE AT THAT TIME,  AND  SHAREHOLDERS  MAY
SUFFER SIGNIFICANT DILUTION IF OUR STOCK PRICE IS THEN LOW.

On June 8, July 27, and November 17, 2010, the Company issued  Convertible Notes in the principal amounts of $100,000,  $53,000, and $47,500 due for repayment on
March 8, 2011,  April 29,  2011,  and July 17, 2011  respectively,  all carrying interest at 8% per annum. The Notes can be converted at the noteholder's  option any time after six months from the  issuance  date based on 62.5% of the average of the  lowest  three  closing  bid  prices  over  the ten  days  preceding  the conversion date. We have, at times,  experienced  considerable volatility in our share  price and if the share  price  falls in advance of the  conversion  date, investors  could suffer  significant  dilution when the notes are converted into shares of common stock.

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

 ITEM 2. PROPERTIES

Our principal  executive  office address is 4920 El Camino Real,  Suite 100, Los
Altos, CA 94022. We currently use part of Numerity  Corporation's  office in Los
Altos,  California.  Numerity leases the property from their landlord on a month to month  basis,  and allows us to use their  office and  meeting  room  without charge.  There is no written agreement regarding this arrangement as of December
31, 2010, but subsequent to December 31, 2010 a formal  agreement was written up to document this arrangement.  As a consequence,  we currently have no long term lease obligations. Our properties are adequate for our current needs.

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

               YEAR          QUARTER          HIGH          LOW
               ----          -------          ----          ---
               2008          Fourth          $   --       $   --
               2009          First           $   --       $   --
               2009          Second          $   --       $   --
               2009          Third           $   --       $   --
               2009          Fourth          $ 1.40       $ 0.60
               2010          First           $ 1.05       $ 0.80
               2010          Second          $ 1.53       $ 0.66
               2010          Third           $ 1.20       $ 0.51

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

RECENT SALES OF UNREGISTERED SECURITIES

We issued  145,618  fully-paid  shares of our common  stock in  reliance  on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506  promulgated  under the  Securities  Act and in Section  4(2) of the
Securities Act, based on the following: (a) the debt holder confirmed to us that they  were  "accredited  investors,"  as  defined  in Rule 501 of  Regulation  D promulgated  under the  Securities  Act and had such  background,  education and experience  in  financial  and  business  matters as to be able to evaluate  the merits and risks of an  investment  in the  securities;  (b) there was no public offering or general  solicitation with respect to the conversion of the debt and issuance of the shares;  (c) the debt holder  acknowledged that the shares being issued were  "restricted  securities"  for purposes of the  Securities  Act, and agreed to transfer such  securities only in a transaction  registered  under the
Securities Act or exempt from  registration  under the Securities Act; and could only be  transferred  if  subsequently  registered  under the  Securities Act or transferred in a transaction  exempt from registration under the Securities Act.
Other than the 145,618  fully-paid  shares  issued in  conversion  of $30,000 of convertible  debt,  we did  not  sell  any  equity  securities  which  were  not registered  under the  Securities Act of 1933 during the year ended December 31,
2010 that were not  otherwise  disclosed  in this annual  report on Form 10-K as amended,  in our quarterly  reports on Form 10-Q,  or in our current  reports on
Form 8-K filed during the year ended December 31, 2010.

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

     *    contains a  description  of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     *    contains a  description  of the  broker's  or  dealer's  duties to the customer and of the rights and remedies available to the customer with respect to a  violation  of such duties or other  requirements  of the
          Securities Act of 1934, as amended;

     *    contains a brief,  clear,  narrative  description  of a dealer market,
          including   "bid"  and  "ask"  price  for  the  penny  stock  and  the significance of the spread between the bid and ask price;

     *    contains a toll-free  telephone  number for inquiries on  disciplinary actions;

     *    defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     *    contains  such  other  information  and  is in  such  form  (including language,  type,  size and  format)  as the  Securities  and  Exchange
          Commission shall require by rule or regulation;

The  broker-dealer  also must provide,  prior to effecting any  transaction in a penny stock, to the customer:

     *    the bid and offer quotations for the penny stock;

     *    the  compensation  of the  broker-dealer  and its  salesperson  in the transaction;

     *    the number of shares to which such bid and ask prices apply,  or other comparable  information  relating  to the depth and  liquidity  of the market for such stock; and

     *    monthly  account  statements  showing  the market  value of each penny stock held in the customer's account.

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

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

The following  discussion and analysis  should be read in  conjunction  with our financial statements and related notes thereto included elsewhere in this annual report. The following discussion and analysis should be read in conjunction with the  financial  statements  of In Media  Corporation,  included  herewith.  This discussion  should not be construed to imply that the results  discussed  herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating  results in the future.  Such discussion represents only the best present assessment of our management.

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

RESULTS OF OPERATIONS

We are a  development  stage company and have been focused to date on developing and  refining  our product  hardware and  operating  platform to reflect  market feedback, and build our distribution channels and relationships, however we have not yet  generated any revenues  while we have  incurred  $1,838,336 in expenses since  inception  through  December 31, 2010.  In September and October 2010, we
received  purchase  orders for  approximately  $1 million  and $4 million of our hardware  products  from Sri Lanka and India,  respectively.  As a result of our lack of  financial  resources  and  inability  to secure  credit  terms from our sub-contract  manufacturer  we have not yet  managed  to solve the  problems  of financing  production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the
Sri Lanka or accept other orders until we can  establish  additional  funding to
open  letters  of  credit,   or  place  security   deposits  with  our  contract
manufacturer,  and we are currently exploring all financing options. There is no time limit set out in the purchase order and it can be cancelled at any time. We are in  discussion  with this  customer  and have  explained  our need to secure financing before we can ship any product. In view of our product development and upgrade roadmap, the customer is prepared to wait some time in order to secure a better featured product at the same price, however, he has indicated that we are on a month to month basis, and if he finds better sourcing at the same or better price, the order will be cancelled. We estimate that we may need to raise in the region of $500,000 to secure the first  delivery  under these  orders.  While we have no tangible assets as collateral to support debt  financing,  we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products,  and a purchase order from a potential customer.  This customer  has  agreed  to work  with us while we seek  and  negotiate  financing arrangements to fund these orders,  however,  as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered.  If we are unable to secure  financing for  production  and delivery of these  purchase orders within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment.

We incurred  $726,216  and $513,336 in general  administrative  expenses for the years ended December 31, 2010 and 2009,  respectively.  These costs consisted of sub-contracted  general and  administrative,  engineering  designs and  business development  expenses,  and professional and administrative  expenses associated with our financial reports and SEC filings.  The increase of 48.5% over the same period  in  2009  was  principally  due  to  greater  engineering  design  costs associated with development of additional products and new product features.

Additionally, we incurred $207,500 and $203,250 of software maintenance expenses in  connection  with our IPTV  operating  platform  license  in the years  ended
December  31,  2010  and  2009,  respectively.  This  license  agreement,  which commenced in the second half of 2009, was renegotiated with Numerity Corporation to reflect  delays in  commercial  shipments  of IN Media  hardware  and related licensed software. As a result, maintenance fees for the year ended December 31,
2010 were reduced from $415,000 to $207,500.

 During the year ended December 31, 2010 we incurred $48,272 of interest and debt discount  amortization  on the  $170,500 of  convertible  notes issued and still outstanding as at December 31, 2010.

The following  table  provides  selected  financial data about our company as at
December 31, 2010.

              Balance Sheet Data:                  December 31, 2010
              -------------------                  -----------------
              Cash                                    $        62
              Total assets                            $   207,562
              Total liabilities                       $ 1,221,899
              Shareholders' equity (deficit)          $(1,014,337)

LIQUIDITY AND CAPITAL RESOURCES

Our cash  balance at December 31, 2010 was $62.  During the year ended  December
31,  2010,  the  Company  consumed  $202,601  in cash as a result  of  operating activities  which included  $1,017,988 of operating  losses  partially offset by
$503,999 of common stock issued to consultants in lieu of cash settlements,  and
$207,500  amortization  of  pre-paid  maintenance  fees  due  on  the  licensing agreement with Numerity  Corporation.  Cash was  contributed  principally by the increase in certain  operating  liabilities,  and by the issuance of $200,500 in convertible  notes.  Since  inception,  $290,000  has been  raised  through  the issuance of our common stock.

We are a  development  stage  company  and have  generated  no  revenue to date.
Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of the Company,  obtained  extended credit from related  parties in connection  with services  provided,  and raised funding  from the  issuance of  convertible  notes,  aggregating  $200,500 as of
December 31, 2010, there is no assurance that we can secure  additional  funding to cover our expenses or working capital requirements in the future. We filed an
S-1 registration  statement on September 13, 2010 in contemplation of raising up to $4  million  from the sale of our  common  stock,  however,  this  filing was withdrawn on October 18, 2010 so as not to limit other  short-term  fund-raising activities  being undertaken in connection with providing the working capital we need to fund recently received  purchases orders. As a result of the loss of our original  market maker,  and delays in finding a replacement  and completing the required approval with FINRA, our stock was temporarily listed for approximately six months on the OTCQB  exchange  rather than on the OTC  Bulletin  Board which hampered our ability to raise  additional  note  financing from our current note finance  partner  and  other  potential  investors.  Our  access to  capital  is therefore  severely  limited  until such time as we start to generate  cash flow from  operations,  and if we are no longer able to raise capital by the issuance of convertible  notes, or obtain services for stock, or secure extended  credit, there would be a severe risk that we would not be able to pay our bills, and the
Company may be forced into liquidation.

Our operating expenses are very low with management and consultants  working for equity or deferred  compensation,  using their own phones  office  equipment and supplies,  paying their own travel  expenses,  and working in a rent-free office location.  Our remaining  overhead  expenses relate to compliance costs, and our audit, legal, EDGAR filing and share registration and communication  service are currently costing  approximately eighty thousand dollars a year. We believe that we can continue to finance  these costs,  and pay off overdue  accounts  payable through the sale of convertible  notes,  and we raised an aggregate  $200,500 by this means during the year ended December 31, 2010.

In addition to our overheads,  we have costs of marketing,  sales  support,  and production as well as ongoing product design and development.  We are relying on our customers, distribution partners and manufacturing sub-contractors to assist us by providing  their support and hope that we can match  customer and supplier letters  of credit  to cover  future  order  transactions.  We have  accumulated significant  debt from Numerity  Corporation  and as a result of the common link with our CEO,  Nick  Karnik,  Numerity  has agreed to continue to extend  credit subject  to  notice  of one year and one day.  Whenever  creditors  become  more pressing,  we plan to offer  settlement by means of issuing  restricted stock in lieu of cash payment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the derivative  conversion options on our convertible notes described in Note 6 to our Financial Statements we do not hold any derivative  instruments and do not engage in any hedging activities.

 ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17th AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
In Media Corporation

I have audited the accompanying  restated balance sheet of In Media  Corporation
(A Development  Stage Company) as of December 31, 2010 and 2009, and the related restated  statement of operations,  restated  stockholders'  equity and restated
cash flows for the years then ended and from  October 27, 2008  (inception),  to
December 31, 2010.  These  financial  statements are the  responsibility  of the
Company's  management.  My  responsibility  is to  express  an  opinion on these financial statements based on my audit.

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

In my opinion,  the  restated  financial  statements  referred to above  present
fairly,  in  all  material   respects,   the  financial  position  of  In  Media
Corporation, (A Development Stage Company) as of December 31, 2010 and 2009, and
the results of its  operations  and cash flows for the years then ended and from
October 27, 2008 (inception),  to December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

The financial  statements were restated when the company reconsidered the manner in which it had been accounting for  convertible  debt issued as a primary means of  raising  additional  equity  funding.  The  results of the  restatement  are described in Note # 3.

/s/ George Stewart
--------------------------------------
George Stewart
Seattle, Washington
October 30, 2011

                              IN MEDIA CORPORATION
                          (A Development Stage Company)
                             Restated Balance Sheets

                                                                     December 31,           December 31,
                                                                         2010                   2009
                                                                     ------------           ------------

ASSETS

CURRENT ASSETS
  Cash                                                               $         62           $         63
  Prepaid expenses and license fees                                       207,500                416,970
                                                                     ------------           ------------

      TOTAL ASSETS                                                   $    207,562           $    417,033
                                                                     ============           ============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                  $     48,478           $     21,816
  Accrued interest                                                          6,715                     --
  Loan from director                                                        2,100                 30,565
  Derivative liability on notes                                            81,469                     --
  Convertible note, principal amount                                      170,500                     --
  Less discount                                                           (39,911)                    --
                                                                     ------------           ------------
Net value of convertible notes                                            130,589                     --
                                                                     ------------           ------------
      TOTAL CURRENT  LIABILITIES                                          269,351                 52,381
                                                                     ------------           ------------
LONG TERM LIABILITIES
  Amounts payable to Numerity Corporation                                 952,548                895,000

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001
   par value;  45,562,618 and 45,000,000 shares issued and
   outstanding at December 31,  2010 and 2009, respectively                45,563                 45,000
  Additional paid-in Capital                                              778,436                245,000
  Deficit accumulated during the development stage                     (1,838,336)              (820,348)
                                                                     ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (1,014,337)              (530,348)
                                                                     ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $    207,562           $    417,033
                                                                     ============           ============

 The accompanying footnotes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        RESTATED STATEMENTS OF OPERATIONS

                                                                                                          Inception
                                                                                                       October 27, 2008
                                                            Year Ended             Year Ended              Through
                                                           December 31,           December 31,           December 31,
                                                               2010                   2009                   2010
                                                           ------------           ------------           ------------

EXPENSES
  General & administrative                                 $    762,216           $    513,336           $  1,379,314
  Development expenses                                          207,500                203,250                410,750
  Interest and debt discount amortization expense                48,272                     --                 48,272
                                                           ------------           ------------           ------------

NET (LOSS)                                                 $ (1,017,988)          $   (716,586)          $ (1,838,336)
                                                           ============           ============           ============

Basic earnings (loss) per share                            $      (0.02)          $      (0.02)
                                                           ============           ============
Weighted average number of basic
 common shares outstanding                                   45,117,713             32,653,846
                                                           ============           ============

Fully diluted earnings (loss) per share                    $      (0.02)          $      (0.02)
                                                           ============           ============
Weighted average number of fully
 diluted common shares outstanding                           45,305,606             32,653,846
                                                           ============           ============

 The accompanying footnotes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        RESTATED STATEMENTS OF CASH FLOWS

                                                                                                              Inception
                                                                                                           October 27, 2008
                                                                        Year ended         Year ended          Through
                                                                       December 31,       December 31,       December 31,
                                                                           2010               2009               2010
                                                                       ------------       ------------       ------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                             $ (1,017,988)      $   (716,586)      $ (1,838,336)
  Adjustments to reconcile net income to net cash
   used in operating activities
     Stock issued to consultants in lieu of cash                            503,999                 --            503,999
     Amortization of prepaid maintenance expense                            207,500                 --           (207,500)
     Foregiveness of director's loan                                        (30,565)                --                 --
     Accrual of interest in notes payable                                     6,715                 --              6,715
     Write off of organization expenses                                       1,970                 --                 --
     Amortization of note discount,                                          41,558                 --             41,558
     (Increase) decrease in operating assets
     Net assets acquired in merger                                               --            (50,965)                --
  Increase (decrease) in operating liabilities
     Accounts payable                                                        26,662             19,716             48,478
     Consulting fees payable                                                 57,548            480,000            952,548
                                                                       ------------       ------------       ------------
           TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $   (202,601)      $   (267,835)      $   (492,538)
                                                                       ------------       ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES

           TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       $         --       $         --       $         --
                                                                       ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                         --            255,000            290,000
  Loan from director                                                          2,100              8,095              2,100
  Sale of convertible notes                                                 200,500                 --            200,500
                                                                       ------------       ------------       ------------
           TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       $    202,600       $    263,095       $    492,600
                                                                       ------------       ------------       ------------

Net increase (decrease) in cash                                                  (1)            (4,740)                62
Cash at beginning of period                                                      63              4,803                 --
                                                                       ------------       ------------       ------------

Cash at end of period                                                  $         62       $         63       $         62
                                                                       ============       ============       ============
Supplemental Cash Flow Information:
 Interest Paid                                                         $         --       $         --       $         --
                                                                       ============       ============       ============
 Taxes Paid                                                            $         --       $         --       $         --
                                                                       ============       ============       ============

 The accompanying footnotes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
        RESTATED STATEMENTS OF SHAREHOLDERS' EQUITY AND RETAINED EARNINGS

                                                                                                 Deficit
                                                                                               Accumulated
                                                                     Common       Additional   During the
                                                     Common          Stock         Paid-in     Development
                                                     Stock           Amount        Capital        Stage           Total
                                                     -----           ------        -------        -----           -----

Balance December 31, 2007                          33,500,000      $  33,500     $  221,500    $   (20,759)    $    14,241
Net loss, year ended December 31, 2008                                                         $   (32,038)    $   (32,038)
                                                  -----------      ---------     ----------    -----------     -----------
Balance, December 31, 2008                         33,500,000      $  33,500     $  221,500    $   (52,797)    $   202,203
                                                  -----------      ---------     ----------    -----------     -----------
Merger of Tres Estrellas and In Media
 Corporation, October 30, 2009                     11,500,000      $  11,500     $   23,500    $   (50,965)    $   (15,965)
Net loss through Dec 31, 2009                                                                  $  (716,586)    $  (716,586)
                                                  -----------      ---------     ----------    -----------     -----------
Balance December 31, 2009                          45,000,000      $  45,000     $  245,000    $  (820,348)    $  (530,348)
                                                  -----------      ---------     ----------    -----------     -----------
Net loss for year ended December 31, 2010                                                      $(1,017,988)    $(1,017,988)
Issuance of Common stock to consultants               417,000      $     417     $  503,582                    $   503,999
Isuance of Common Stock in conversion of notes        145,618      $     146     $   29,854                    $    30,000
                                                  -----------      ---------     ----------    -----------     -----------

Balance December 31, 2010                          45,562,618      $  45,563     $  778,436    $(1,838,336)    $(1,014,337)
                                                  ===========      =========     ==========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
           NOTES TO RESTATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
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

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The  accompanying  financial  statements  have been  prepared  assuming that the
Company  will  continue  as a going  concern,  which  contemplates,  among other things,  the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2010, the Company had accumulated a loss from operations of $1.9 million and has earned no revenues since inception,  and our liabilities  exceed our assets by over $1.0 million.  The Company intends to fund its continuing  operations through strict expense management and control, a combination  of equity or debt financing  arrangements,  reliance on third party contractors  to avoid the need for capital  expenditure  or  commitment to fixed overhead,  and extended credit from suppliers and related parties,  all of which may be insufficient to fund its capital expenditures,  working capital and other cash requirements for the year ending December 31, 2011.

In September and October 2010, we received  purchase orders for approximately $1 million  and $4  million  of our  hardware  products  from Sri Lanka and  India, respectively.  As a result of our lack of financial  resources  and inability to secure credit terms from our  sub-contract  manufacturer we have not yet managed to solve the problems of financing  production of the inventory  that we need to fulfill these orders, and the order from India has subsequently  lapsed. We will not be able to  fulfill  the Sri Lanka or other  orders  until we can  establish additional  funding to open letters of credit,  or place security  deposits with our  sub-contract  manufacturer,  and we are  currently  exploring all financing options.  We  estimate  that we may need to raise in the region of  $500,000  to secure the first delivery under these orders.  While we have few tangible assets as  collateral  to  support  debt  financing,  we  believe  we have  significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international  distribution channel for our products,  and a purchase  order from a potential  customer.  This  customer has agreed to work with us while we seek and  negotiate  financing  arrangements  to fund these  orders,  however,  as a result of the  delay,  they are asking us to upgrade  or  customize  certain  features  to  remain  at the  forefront  of the competitive market by the time we actually ship the products ordered.  If we are unable to secure  financing for  production  and delivery of this purchase order within  a  reasonable  period  of time we face the risk  that the  order  may be
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

 3. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to December 31, 2010, the Company reconsidered the manner in which it had been  accounting for  convertible  debt issued as a primary means of raising additional equity funding.  As a result, the Company has re-stated its financial statements and filed an Amended form 10-K. The following table shows the amounts previously reported, the adjustments,  and the amounts as restated in respect of each line item reported in our financial  statements for the year ended December
31,  2010.  Our audit  report  has also been  updated to  reflect  the  restated
financial statements.

                                               AMOUNTS AS                  AMOUNTS AS
AMOUNTS IN $S EXCEPT SHARE DATA                PREVIOUSLY     ADJUSTMENTS   RESTATED               COMMENT
-------------------------------                ----------     -----------   --------               -------

Balance sheet as at December 31, 2010
   Consulting fees payable                        467,000      (467,000)           --     Reclassified as long term liability
   Convertible note, net of discount              170,500       (39,911)      130,589     Discount on notes, less amortization
   Derivative liability on notes                       --        81,469        81,469     Derivative value embedded in
                                                                                          convertible notes
   Contract amounts payable to Numerity           485,548       467,000       952,548     Includes reclassification of current
                                                                                          consulting fees
   Additional paid-in capital                     671,937       106,499       778,436     Amortization of discount on notes,
                                                                                          and non cash compensation to
                                                                                          consultants
   Accumulated deficit                         (1,690,280)     (148,056)   (1,838,336)    Amortization of discount on notes,
                                                                                          and non cash compensation to
                                                                                          consultants
Statement of Operations for Year Ended
 December 31, 2010
   General & administrative expense               655,717       110,471       762,216     Non cash compensation to consultants
   Interest and debt discount amortization
    expense                                         6,715        41,557        48,272     Amortization of debt discount
   Net loss                                      (869,932)     (148,056)   (1,017,988)    Amortization of discount on notes and
                                                                                          non cash compensation to consultants

Statement of Operations for Year Ended
 December 31, 2009
   Basic and diluted shares outstanding        17,282,192    15,371,654    32,653,846     Correction of calculation error
   Basic & fully diluted EPS                  $     (0.04)  $      0.02       $ (0.02)    Correction of calculation error

Statement of Cash Flows for Year Ended
 December 31, 2010
   Net loss                                      (869,932)     (110,471)   (1,017,988)    Amortization of discount on notes and
                                                                                          non cash compensation to consultants
   Amortization of note discount                                 41,557        41,557     Amortization of discount on notes

Statements of Shareholders' Equity and
 Retained Earnings

Balance December 31, 2007
   Common stock #                              11,500,000    22,000,000    33,500,000     Correction of carry forward error
   Common stock amount                             11,500        22,000        33,500     Correction of carry forward error
   Additional paid -in capital                     23,500       198,000       221,500     Correction of carry forward error

Merger of Tres Estrellas October 30, 2009
   Common stock #                              33,500,000   (22,000,000)   11,500,000     Correction of carry forward error
   Common stock amount                             33,500       (22,000)       11,500     Correction of carry forward error
   Additional paid -in capital                    221,500      (198,000)       23,500     Correction of carry forward error

Year Ended December 31, 2010
   Net loss for the year ended
    December 31, 2010                           (869,932)     (110,471)   (1,017,988)     Amortization of discount on notes and
                                                                                          non cash compensation to consultants
  Issuance of common stock to consultants        397,083       106,499       503,582      Non-cash compensation to consultants

4. SIGNIFICANT ACCOUNTING POLICIES

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

H) DERIVATIVE INSTRUMENTS
The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance  with ASC  815-15-25-1.  The value of the option for  noteholders  to convert their notes into shares of common stock is calculated  and credited as a derivative  liability for the duration of the notes,  while an offsetting amount is classified as a discount to the principal value of the notes.  The derivative value  added to the  discount  reserve and  derivative  value was $81,469 and $0 during the years ended  December 31, 2010 and 2009,  respectively.  The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes.  During the years ended  December 31, 2010 and 2009,  the
Company amortized  $41,558 and $0,  respectively,  as debt discount expense.  At
December 31, 2010, the Company  valued the  derivative  liability and determined that the  carrying  value was in line with  market  value and,  accordingly,  no adjustments were made to the value of derivative liability or additional paid-in capital.

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

J) PREPAID EXPENSES AND LICENSE FEES
In November  2008, the Company and Numerity  Corporation  entered into a license agreement ("License Agreement") under which Numerity agreed to grant the Company a  non-exclusive,  perpetual  license to the  software  and source  code for the design of our IPTV set top box ("STB") including  streaming,  storage,  encoding and billing modules as well as the designs and schematic drawings for the actual
STB. The License provided for the first one hundred thousand units to be shipped royalty  free,  the next one hundred  thousand  units shipped to be subject to a royalty payment of $50 per unit, and additional  units  thereafter  subject to a royalty  payment of $20 per unit.  To date the  Company  has not shipped any STB units, and has therefore not incurred any royalty expense,  however, as and when
STBs are  shipped  in future  periods,  the  Company  will  accrue  all  royalty obligations  payable,  and charge the cost of  royalties to cost of sales in the periods  incurred.  Additionally,  as part of the  License  Agreement,  Numerity agreed to provide technical support, upgrades and enhancements in exchange for a maintenance fee of $415,000 per annum.  The Company  capitalized the maintenance fee as a prepaid license  expense,  and amortizes the prepayment in installments over the  term of the  maintenance  agreement.  On June  30,  2010  the  Company renegotiated the terms of the License Agreement such that Numerity would provide technical  support  through  June 30,  2011 for no  additional  charge,  and the amortization  rate was adjusted to amortize  the  remaining  prepaid  balance in equal installments over the year ended June 30, 2011.

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

In addition, the Company has issued:

     (iv) A total of 417,000 common stock shares to certain officers,  directors and  consultants  under the Company's 2010 Stock Grant and Option Plan as payment for services provided in the value of $503,999.

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

The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance  with ASC  815-15-25-1.  The value of the option for  noteholders  to convert their notes into shares of common stock is calculated  and credited as a derivative  liability for the duration of the notes,  while an offsetting amount is classified as a discount to the principal value of the notes.  The derivative value  added to the  discount  reserve and  derivative  value was $81,469 and $0 during the years ended  December 31, 2010 and 2009,  respectively.  The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes.  During the years ended  December 31, 2010 and 2009,  the
Company amortized  $41,558 and $0,  respectively,  as debt discount expense.  At
December 31, 2010, the Company  valued the  derivative  liability and determined that the  carrying  value was in line with  market  value and,  accordingly,  no adjustments were made to the value of derivative liability or additional paid-in capital.

6. INCOME TAXES

The Company has incurred operating losses of approximately $1.8 million,  which, if  unutilized,  will begin to expire in 2027.  Future tax  benefits,  which may arise as a result of these losses,  have not been  recognized in these financial statements,  and have been  offset by a valuation  allowance.  Details of future income tax assets are as follows:
                                                               December 31, 2010
                                                               -----------------
Future income tax assets:
  Net operating loss from October 27, 2008 (inception)
   to December 31, 2010}                                          $  1,838,336
  Statutory tax rate (combined federal and state)                           38%
  Non-capital tax loss                                                 706,062
  Valuation allowance                                                 (706,062)
                                                                  ------------

                                                                  $         --
                                                                  ============

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
controlling  interest in Numerity  Corporation  from whom we have  licensed  our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance  and royalties.  On July 1, 2010, the Company agreed to amend that  licensing  agreement  to provide a deferral of  maintenance  dues,  and an extension of credit  until the earlier of three  months  after first  commercial shipment,  or June 30, 2011.  The amendment was authorized for the Company by Mr
Danny Mabey, a board director.

One of our shareholders,  directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling  interest in Numerity  Corporation  with whom we have contracted the provision of executive,  administration and business development services and to whom we are committed to pay contract service fees of $40,000 per month. On July
1, 2010, the Company  agreed to amend that Service  agreement such that the next
$330,000  of  service  fees  payable  would  be  waived  by  Numerity,  and  the corresponding  fees would be payable  directly to Numerity's  sub-contractors  , either in cash or common stock at the option of the Company.  Additionally,  the parties  agreed to extend  credit of  contract  service  fees  currently  due to
Numerity  on a  rolling  quarterly  basis,  subject  to  mutual  agreement.  The amendment was authorized by Mr Danny Mabey, a board director. The balance due to
Numerity at December  31, 2010 and  December  31, 2009 in respect of License and
Service Agreements is $952,548 and $895,000 respectively.

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

8. SUBSEQUENT EVENTS

Between  December  31,  2010 and  March  15,  2011,  the  Company's  noteholders exercised  their  right to  convert  an  additional  eight  installments  of the convertible notes for an aggregate conversion of $129,120,  inclusive of accrued interest of  $10,120,  resulting  in the  issuance  of an  additional  1,196,339 shares.

9. ACCOUNTS PAYABLE TO NUMERITY

In order to regularize a de facto extended credit  arrangement  between IN Media and Numerity  Corporation,  we have  obtained a formal  agreement  from Numerity
Corporation,  effective  as of December  31,  2010,  agreeing to  interest-free, revolving  credit  terms of one year and one day on all amounts due to Numerity.
This  extended  credit can be  terminated  at any time  subject to either  party giving  notice to the other,  and subject to repayment of the balance being made one year and one day after receipt of notice.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management  did review our  disclosure  controls  and  procedures,  and internal control over  financial  reporting and concluded that they were not effective as at the end of the period covered by this report. This review determined that the
Company had not properly  followed the guidance laid out by ASC  815-15-25-1  in respect  of the  treatment  of the  derivative  value of the  conversion  option embedded  in its issued and  outstanding  convertible  notes.  As a result,  the financial  statements  were not reported in accordance with GAAP and incorrectly stated the financial position at December 31, 2010 and results of operations for the year then ended as described in Note 3 to the  Financial  Statements in this
Amended and  Restated  Form 10-K/A.  This  accounting  principle  issue has been corrected in this Amended and Restated Form 10-K/A, and the Company has extended the scope of its engagement with its professional advisors to focus more closely on ensuring future compliance with GAAP.

EVALUATION OF DISCLOSURE CONTROLS

RESPONSIBILITY FOR FINANCIAL STATEMENTS

Our principal  executive officer and principal financial officer are responsible for the integrity and  objectivity of all  information  presented in this annual report.  They were prepared in conformity with accounting  principles  generally accepted  in the  United  States of America  and  include  amounts  based on our principal executive officer and principal financial officer's best estimates and judgments.  Our  principal  executive  officer and principal  financial  officer believe the Amended and Restated  Financial  Statements  fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company's financial position and results of operations.

DISCLOSURE CONTROLS AND PROCEDURES

We have established  disclosure  controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the  Company's  financial  reports and to the Board of Directors.  Based on their  evaluation as of December 31, 2010, our principal executive officer and principal financial officer have concluded that, for the reasons stated above, the Company's  disclosure  controls and procedures
(as defined in Rules 13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934)  were not  effective  to ensure  that the  information  required  to be disclosed  by the  Company in the  reports  that it files or  submits  under the
Securities Exchange Act of 1934 is recorded, processed,  summarized and reported within the time periods  specified in the Securities  and Exchange  Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Currently,  as a small  development  stage  company,  we maintain  our  internal controls through a segregation of duties between our principal executive officer and principal financial officer. For example, all incoming supplier invoices are delivered direct to the principal  financial officer for recording in the books, checking,  and  processing.  The  principal  financial  officer  must submit all payment requests to the principal executive officer for approval,  allocation of cash and  presentation  of a check  for  mailing  to the  payee.  The  principal financial officer conducts regular  reconciliations  of the bank account to make sure that all  receipts and  disbursements  have been  identified,  supported by appropriate  documentation  and  payment  approvals,  and the  transactions  are matched  to  postings  in the books of  account.  As a small  development  stage company,  we have very limited  financial  activity  during the year.  Thus, the current check and balance of the financial  activity by our principal  executive officer and principal  financial officer provide  sufficient  controls to ensure fairness, accuracy and proper disclosure. Any documentation as it relates to the
Company's  assessment is very limited as there only a limited number of business transactions.  No testing was performed on the limited  transactions  within the
Company by our principal executive officer and principal financial officer since
100% of the  transactions  were actually  performed by our  principal  executive officer and principal  financial  officer.  Our principal  executive officer and principal  financial officer concluded that adequate procedures were in place to approve and monitor all disbursements distributed by the Company and confirm all funds  received by the Company.  Our principal  executive  officer and principal financial  officer are responsible  for  establishing  and maintaining  adequate internal control over financial reporting,  as such term is defined in the rules promulgated under the Securities  Exchange Act of 1934. Our principal  executive officer and  principal  financial  officer have  conducted an  evaluation of the effectiveness  of our internal  control over  financial  reporting  based on the framework in "Internal  Control - Integrated  Framework" issued by the Committee of  Sponsoring  Organizations  of the  Treadway  Commission.  Based on the above evaluation,  and in  light  of the  restatement  described  in  Note 3 to  these financial  statements,  our principal  executive officer and principal financial officer  concluded that our internal  control over  financial  reporting was not effective as of December 31, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In February 2010 the Company  engaged the service of a consulting CFO with prior public company experience, and accounting qualifications to supervise and manage the Company's  accounting and record keeping.  In connection with the evaluation required by paragraph  (d) of Rule 13a-15 under the Exchange  Act,  there was no change identified in our internal control over financial reporting that occurred during the last fiscal  quarter that has materially  affected,  or is reasonably likely to materially affect, our internal control over financial  reporting.  In response  to  our  restatement,  the  Company  has  extended  the  scope  of its engagement  with its  professional  advisors  to focus more  closely on ensuring compliance with GAAP.

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
controlling  interest in Numerity  Corporation  from whom we have  licensed  our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance  and royalties.  On July 1, 2010, the Company agreed to amend that  licensing  agreement  to provide a deferral of  maintenance  dues,  and an extension of credit  until the earlier of three  months  after first  commercial shipment,  or June 30, 2011.  The amendment was authorized for the Company by Mr
Danny Mabey, board director.

One of our shareholders,  directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling  interest in Numerity  Corporation  with whom we have contracted the provision of executive,  administration and business development services and to whom we are committed to pay contract service fees of $40,000 per month. On July
1, 2010, the Company  agreed to amend that Service  agreement such that the next
$330,000  of  service  fees  payable  would  be  waived  by  Numerity,  and  the corresponding  fees would be payable  directly  to  Numerity's  sub-contractors, either in cash or common stock at the option of the Company.  Additionally,  the parties  agreed to extend  credit of  contract  service  fees  currently  due to
Numerity  on a  rolling  quarterly  basis,  subject  to  mutual  agreement.  The amendment was authorized by Mr Danny Mabey, a board director. The balance due to
Numerity at December 31, 2010 is $467,000.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of our knowledge,  during the past ten years,  none of the following occurred  with respect to a present or former  director or executive  officer of the Company:  (1) any  bankruptcy  petition  filed by or against any business of which such person was a general partner or executive  officer either at the time of the  bankruptcy or within two years prior to that time; (2) any conviction in a  criminal  proceeding  or  being  subject  to a  pending  criminal  proceeding
(excluding  traffic  violations and other minor offenses);  (3) being subject to any order, judgment or decree, not subsequently reversed,  suspended or vacated,
of  any  court  of  any  competent  jurisdiction,   permanently  or  temporarily
enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent  jurisdiction  (in  a  civil  action),  the  Securities  and  Exchange
Commission  or the  commodities  futures  trading  commission to have violated a
Federal or state  securities or  commodities  law, and the judgment has not been reversed, suspended or vacated.

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

COMPLIANCE  WITH SECTION 16(A) OF THE EXCHANGE ACT 9.A.  DIRECTORS AND EXECUTIVE
OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company is aware that all filings of Form 4 and 5 required of Section  16(a)
of the Exchange Act of  Directors,  Officers or holders of 10% of the  Company's shares have not been timely.  The Company has  instituted  procedures  to ensure future  compliance  and all Forms 4 and 5 were filed with the SEC  between May 3 and April 7, 2011.

 ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                     Change in
                                                                                      Pension
                                                                                     Value and
                                                                     Non-Equity     Nonqualified
 Name and                                                            Incentive        Deferred
 Principal                                    Stock       Option        Plan        Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------   ---------   ---------  ---------------  -----------   ---------------  ---------

Nitin Karnik    2010   $   --  (a)                                                                     $     --     $    --
                2009   $   --  (b)                                                                     $     --     $    --
                2008   $   --                                                                                       $    --

Danny Mabey     2010   $   --  (c)                                                                                  $    --
                2009   $   --                                                                                       $    --

Simon Westbrook 2010   $   --  (d)                                                                                  $    --
                2009   $   --                                                                                       $    --

Jose Chavez     2010   $   --
                2009   $  800  (e)                                                                                  $   800
                2008   $4,800  (f)                                                                                  $ 4,800

----------
(a)  Mr. Karnik is the CEO and owner of Numerity Corporation.  In 2010, Numerity billed,  and the  Company  accrued  $150,000  for  engineering,  design and executive services provided by Numerity.

(b)  In 2009, Numerity billed, and the Company accrued a total of $895,000 which amount included  $480,000 for  engineering,  design and executive  services provided by Numerity, and $415,000 in respect of maintenance fees due under the terms of the Numerity License Agreement.  During 2010, the Company paid
     $160,000  which  was  treated  as  payment  of the  oldest  balance  due to
     Numerity.

(c)  Danny Mabey was  appointed  as a director  of the  Company in 2010.  He was granted  compensation  of $67,500 for the provision of consulting  services which was paid through the issuance of 50,000 shares of  fully-paid  common stock in June 2010.  Subsequent  to December  31, in March 2011,  Mr. Mabey
     renounced this compensation and returned the shares for cancellation.

(d)  Mr.  Westbrook  joined the  Company as CFO in  February  2010,  and did not receive any compensation during the year ended December 31, 2010.

(e)  Mr.  Chavez  served  as CEO of the  Company  from its  formation  until his resignation at the time of the merger in October 2009.

(f)  Because of uncertainty in how the Company could  compensate  certain of its officers and directors,  it did not reach conclusive  agreements with them, and did not pay  nor  accrue  any  amounts  with  which  to pay  them as at
     December 31, 2010.  Depending on its ability to raise cash, or to develop a fair way to compensate these directors and officers through the issuance of stock,  the Company is planning to reach agreement of  compensation  terms, which may include a  compensation  component  in respect of prior  service.
     Because no agreement has been reached,  the Company does not believe it can provide an accurate  accrual of compensation  expense through  December 31,
     2010 and  accordingly,  is  disclosing  this as a  contingent  liability of undetermined value.

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

----------
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

----------
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

----------
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

----------
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

----------
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

----------
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

----------
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

       Name and Address                      Amount of            Percentage
     of Beneficial Owner                Beneficial Ownership       of Class
     -------------------                --------------------       --------
Nitin Karnik (1)                              11,823,529             26.0%
255 W El Camino Real,
Sunnyvale, CA 94087

Danny Mabey  (2)                                  50,000              0.1%
1715 Canyon Circle,
Farmington, UT

Directors and officers                        11,823,529             26.0%
 as a group (1)

Guifeng Qui                                   13,137,255             28.8%
6-03 Xue Xi Yuan Vanke, New Town
Xin Yi Bau Da Doe, Tianjin, PRC 300402

Sulu Karnik (3)                                4,269,608              9.4%
255 W El Camino Real,
Sunnyvale, CA 94087

Maxway Electronics, Ltd. (4)                   3,869,608              8.5%
Room 1609-12 Nan Fung Tower
173 Des Voeux Road,  Hong Kong, PRC

----------
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

One of our shareholders,  directors and officers, Mr Karnick, who, together with his wife, owns  approximately 16 million shares of restricted common stock, also owns a 100%  interest in Numerity  Corporation  from whom we have  licensed  our engineering  technology,  IP and set top box ("STB") designs, and to whom we are committed  to pay  royalties of $50 per STB after the first  100,000  units have been shipped,  and $20 per STB after 200,000 units have been shipped. No royalty payments  have been  made  through  December  31,  2010  since no STBs have been shipped as at that date. In addition,  the Company committed to pay $415,000 per annum to  Numerity  Corporation  in respect of a  maintenance  agreement  on the licensed  software but has not made any such payments to Numerity as at December
31,  2010.  On July 1,  2010,  the  Company  and  Numerity  agreed to amend that licensing  agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment,  or
June 30, 2011. The amendment was authorized for the Company by Mr Danny Mabey, a board director.

 One of our shareholders,  directors and officers, Mr Karnick, who, together with his wife, owns  approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity  Corporation  with whom we have  contracted the provision of executive,  administration and business development services and to whom we were  committed  to pay contract  service fees of $40,000 per month.  On
July 1, 2010, the Company  agreed to amend that Service  agreement such that the next  $330,000 of service  fees  payable  would be waived by  Numerity,  and the corresponding  fees would be payable  directly to Numerity's  sub-contractors  , either in cash or common stock at the option of the Company.  Additionally,  the parties  agreed to extend  credit of  contract  service  fees  currently  due to
Numerity  on a  rolling  quarterly  basis,  subject  to  mutual  agreement.  The amendment was authorized by Mr Danny Mabey, a board director. In the years ended
December  31,  2010  and  2009,  the  Company  accrued   $150,000  and  $480,000
respectively  for services  provided by Numerity  Corporation.  During 2010, the
Company paid  $160,000 off the oldest  portion of the debt leaving a balance due to Numerity at December 31, 2010 of $470,000.

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

One of our shareholders,  directors and officers, Mr Karnick, who, together with his wife, owns  approximately 16 million shares of restricted common stock, also owns a 100%  interest  in  Numerity  Corporation  which owns the library of film content  which we intend to include as part of our product  offerings.  Numerity has agreed to make the library  available to us at no charge.  Subsequently  the
Company  entered into a formal  agreement  to document  this  arrangement  as of
December 31, 2010.

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

                                     PART IV

ITEM 15.  EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                   Description
------                   -----------
3(i)     Amended and Restated Articles of Incorporation**

3(ii)    Amended and Restated Bylaws**

10.1     Numerity licensing and maintenance agreement**

10.2     Numerity licensing and maintenance agreement 1st amendment**

10.3     Numerity service agreement**

10.4     Numerity service agreement 1st amendment**

10.5     Numerity service agreement 2nd amendment **

10.6     IN  TV  independent  sales  representation  agreement**

10.7     Numerity license to use office agreement**

10.8     Numerity revolving credit agreement**

10.9     Numerity video library license agreement**

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

November 14, 2011                       IN Media Corporation

                                        By /s/ Nitin Karnik
                                           -------------------------------------
                                           Nitin Karnik
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)

                                        By /s/ Simon P. Westbrook
                                           -------------------------------------
                                           Simon P. Westbrook
                                           Chief Financial Officer, Chief
                                           Financial Officer (Principal
                                           Accounting Officer)

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

/s/ Nitin Karnik                                               November 14, 2011
-------------------------------------                          -----------------
Nitin Karnik                                                        Date
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Simon P. Westbrook                                         November 14, 2011
-------------------------------------                          -----------------
Simon P. Westbrook                                                  Date
Chief Financial Officer, Principal
Accounting Officer (Principal
Financial Officer)

/s/ Danny Mabey                                                November 14, 2011
-------------------------------------                          -----------------
Danny Mabey                                                         Date
Director

