Form 10-Q
period 2011-09-30
IN Media Corp
filed 2011-11-14
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2011

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

As of November 5, 2011, the registrant had 51,908,957 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IN MEDIA CORPORATION

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Condensed Financial Statements (unaudited)                    3
              Interim Balance Sheets                                           4
              Interim Statements of Operations                                 5
              Interim Changes in Financial Positions                           6
              Notes to the Interim Financial Statements                        7

Item 2.  Management Discussion & Analysis of Financial Condition and Results
         of Operations                                                        15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21

Item 4.  Controls and Procedures                                              21


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 1A. Risk Factors                                                         22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          29

Item 3.  Defaults Upon Senior Securities                                      29

Item 4.  Removed and Reserved                                                 29

Item 5   Other information                                                    30

Item 6.  Exhibits                                                             30

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's amended annual report on Form 10-K/A for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

                              IN MEDIA CORPORATION
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                           September 30,        December 31,
                                                                               2011                 2010
                                                                            ----------           ----------
                                                                            (Unaudited)    (Audited and Restated)
ASSETS

CURRENT ASSETS
  Cash                                                                      $      192           $       62
  Prepaid expenses and license fees                                                 --              207,500
                                                                            ----------           ----------
                                                                                   192              207,562
Movie distribution systems                                                      40,000                   --
                                                                            ----------           ----------

      TOTAL ASSETS                                                          $   40,192           $  207,562
                                                                            ==========           ==========

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                         $  301,767           $   48,478
  Accrued interest                                                               6,843                6,715
  Advances and deposits received from customers                                 47,650                   --
  Loan from director                                                                --                2,100
  Derivative liability                                                          20,317               81,469
  Convertible note, principal amount                                            50,000              170,500
  Less discount                                                                 (7,073)             (39,911)
                                                                            ----------           ----------
Notes payable, net                                                              42,927              130,589
                                                                            ----------           ----------
      TOTAL CURRENT  LIABILITIES                                               419,504              269,351

LONG TERM LIABILITIES
  Long term accounts payable to related party                                  339,148              952,548

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par value;
   51,908,957 and 45,562,618 shares issued and outstanding
   at September 30, 2011 and December 31, 2010, respectively                    51,909               45,563
  Additional paid-in Capital                                                 1,821,740              778,436
  Deficit accumulated during the development stage                          (2,592,109)          (1,838,336)
                                                                            ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                              (718,460)          (1,014,337)
                                                                            ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   40,192           $  207,562
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

                              IN MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  Inception
                                             Three Months     Three Months     Nine Months     Nine Months    October 27, 2008
                                                Ending           Ending          Ending          Ending           Through
                                             September 30,    September 30,   September 30,   September 30,     September 30,
                                                 2011             2010            2011            2010              2011
                                             ------------     ------------    ------------    ------------      ------------
                                                               (Restated)                      (Restated)        (Restated)
EXPENSES
  General & administrative                   $    108,352     $    134,699    $    430,824    $    484,170      $  1,851,695
  Development expenses                                 --          103,750         207,500         103,750           618,250
  Interest and debt discount expense               35,713            3,085         115,449           3,589           122,164
                                             ------------     ------------    ------------    ------------      ------------

NET (LOSS)                                   $   (144,065)    $   (241,534)   $   (753,773)   $   (591,509)     $ (2,592,109)
                                             ============     ============    ============    ============      ============

Basic and fully-diluted (loss) per share*   $      (0.00)    $      (0.01)   $      (0.02)   $      (0.01)
                                             ============     ============    ============    ============

Weighted average number of basic common
 shares outstanding                            48,158,957       45,049,500      47,104,558      45,014,143
                                             ============     ============    ============    ============

----------
* The fully-diluted loss per share is not presented since the result would be anti-dilutive.


            The accompanying footnotes notes are an integral part of
                          these financial statements.

                              IN MEDIA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 Inception
                                                                         Nine Months         Nine Months      October 27, 2008
                                                                           Ended               Ended              Through
                                                                        September 30,       September 30,       September 30,
                                                                            2011                2010                2011
                                                                        ------------        ------------        ------------
                                                                                             (Restated)          (Restated)
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                              $   (753,773)       $   (716,586)       $ (2,592,109)
  Adjustments to reconcile net income to net cash used
   in operating activities
     Stock issued in settlement of debt                                           --                  --             675,000
     Stock issued for services in lieu of cash                                64,001                  --             568,000
     Stock issued on conversion of notes                                          --                  --             153,000
     Amortization of prepaid maintenance expenses                            207,500                  --                  --
     Non cash stock compensation expense                                      47,687                  --              47,687
     Discount on convertible notes, net of amortization                      (44,790)                 --             (66,232)
     Extinguishment of derivative liability on convertible notes, net         20,317                  --              20,317
     Foregiveness of director's loan                                          (2,100)                 --                  --
     Note interest paid by common stock                                        6,249                  --              12,964
  Increase (decrease) in operating liabilities
     Accounts payable                                                        253,289              19,716             301,767
     Amounts due to related party                                                 --             480,000             339,148
     Advances and deposits from customers                                     47,650                  --              47,650
     Net assets acquired in merger                                                --             (50,965)                 --
                                                                        ------------        ------------        ------------
           TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (153,970)           (267,835)           (492,808)
                                                                        ------------        ------------        ------------
CASH FLOW FROM INVESTING ACTIVITIES

           TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                  --                  --
                                                                        ------------        ------------        ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                          --             255,000             290,000
  Net proceeds from sale of convertible notes                                 92,500                  --             203,000
  Advances from related party                                                 61,600                  --                  --
  Loan from a director                                                            --               8,095                  --
                                                                        ------------        ------------        ------------
           TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             154,100             263,095             493,000
                                                                        ------------        ------------        ------------

Net increase (decrease) in cash                                                  130              (4,740)                192
Cash at beginning of period                                                       62               4,803                  --
                                                                        ------------        ------------        ------------

Cash at end of period                                                   $        192        $         63        $        192
                                                                        ============        ============        ============
Supplemental Cash Flow Information:
  Interest Paid                                                         $         --        $         --        $         --
                                                                        ============        ============        ============
  Taxes Paid                                                            $         --        $        800        $        800
                                                                        ============        ============        ============


 The accompanying footnotes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
       NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 2011 AND 2010
                                   (UNAUDITED)


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

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2011, the Company had accumulated a loss from operations of $2.6 million and has earned no revenues since inception, and our liabilities exceed our assets by approximately $0.7 million. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2011.

In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware products from Sri Lanka and India, respectively. As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer, we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or other orders until we can establish additional funding to open letters of credit, or place security deposits with our sub-contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure capital in the region of $500,000 to secure the first delivery under these orders. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of this purchase order within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment. In March 2011, we received an advance payment of $47,650 from a customer in India, for the purchase of an initial order of hardware and software, and this advance should enable us to have products manufactured and shipped from our sub-contract manufacturer in fulfillment of this order in late 2011.

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

3. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to December 31, 2010 the Company reconsidered the manner in which it had been accounting for convertible debt issued as a primary means of raising additional equity funding. It concluded that the financial statements were not reported in accordance with GAAP and incorrectly stated the financial position at December 31, 2010 and results of operations for the year then ended as described in Note 3 to the Financial Statements in this Amended and Restated Form 10-K/A. As a result, as of November 15, 2011, the Company has re-stated its financial statements as at December 31, 2010, and filed an amended Form 10-K/A in order to comply with guidance provided by ASC 815-15-25-1. This accounting principle issue has been corrected in this Amended and Restated Form 10-K/A, and the Company has extended the scope of its engagement with its professional advisors to focus more closely on ensuring future compliance with GAAP. The comparative numbers for December 31, 2010 in these financial statements are taken from the restated financial statements provided in that Form 10-K/A.

The Company also determined, for the same reason, that the Form 10-Qs filed for the three months ended March 31, 2011 and six months ended June 30, 2011 were not reported in accordance with GAAP and incorrectly stated the financial position and results of operations for the periods then ended, and that they should also be subject to adjustments to ensure compliance with ASC 815-15-25-1, as well as adjustments to opening balances for accumulated deficit and additional paid in capital, and other corrections of the December 31, 2010 comparative data to reflect the restated December 31, 2010 financial statements. The Company has not filed amended and restated Forms 10-Q for these periods, but includes a summary of the changes that would have been presented had it filed amended Forms 10-Q/A for these periods.

The Company believes that the information contained in the restated Form 10-K/A for the year ended December 31, 2010, this Form 10-Q for the nine months ended September, 2011, and the information provided in this note in connection with the periods ended March 31, and June 30, 2011 provide sufficient details of the Company's financial position, results of operations and cash flows for the period then ended.

                                          AMOUNTS AS
                                          PREVIOUSLY                   AMOUNTS AS
AMOUNTS IN $S EXCEPT SHARE DATA            REPORTED      ADJUSTMENTS    RESTATED                     COMMENT
-------------------------------            --------      -----------    --------                     -------
Balance sheet as at March 31, 2011
----------------------------------
Derivative liability on notes                    --        98,738         98,738    To record derivative embedded in convertible
                                                                                    notes
Long-term liability: Convertible note,
 net of discount                             90,000       (90,000)            --    Reclassified as short-term liability
Current liability: Convertible note,
 net of discount                                 --        57,720         57,720    Reclassified from long-term liability and
                                                                                    re-valued to reflect discount for embedded
                                                                                    derivative liability, net of amortization
Additional paid-in capital                  903,484       106,228      1,009,712    Amortization of discount on notes &
                                                                                    restatement of prior year additional paid-in
                                                                                    capital
Accumulated deficit                      (1,880,793)     (172,947)    (2,053,740)   Amortization of discount on notes & restatement

Statement of Operations for Three Months Ended March 31, 2011
-------------------------------------------------------------
General & administrative expense             20,038        (2,500)        17,538    Adjustment to consultant compensation
Interest and debt discount
 amortization expense                         2,715        27,401         30,116    Amortization of discount on notes
Net loss                                   (190,503)      (24,902)      (215,405)   Amortization of discount on notes and consultant
                                                                                    compensation
Statement of Cash Flows For Three Months Ended March 31, 2011
-------------------------------------------------------------
Net loss                                   (190,503)      (24,902)      (215,405)   Amortization of discount on notes and consultant
                                                                                    compensation
Amortization of note discount                    --        27,401         27,401    Amortization of discount on notes

                                          AMOUNTS AS
                                          PREVIOUSLY                   AMOUNTS AS
AMOUNTS IN $S EXCEPT SHARE DATA            REPORTED      ADJUSTMENTS    RESTATED                     COMMENT
-------------------------------            --------      -----------    --------                     -------
Balance sheet as at June 30, 2011
---------------------------------
Derivative liability on notes                    --       115,838        115,838    To record derivative embedded in convertible
                                                                                    notes
Convertible note, net of discount            92,500       (23,787)        68,713    Re-valued to reflect discount for embedded
                                                                                    derivative liability, net of amortization
Additional paid-in capital                  903,484       106,228      1,009,712    Amortization of discount on notes & restatement
                                                                                    of prior year additional paid- in capital
Accumulated deficit                      (2,249,494)     (198,550)    (2,448,044)   Amortization of discount on notes & restatement
                                                                                    of prior year accumulated deficit

Statement of Operations for Three Months Ended June 30, 2011
------------------------------------------------------------
Interest and debt discount
 amortization expense                        24,028        25,592         49,620    Amortization of discount on notes
Net loss                                   (368,711)      (25,592)      (394,303)   Amortization of discount on notes

Statement of Cash Flows for Six Months Ended June 30, 2011
----------------------------------------------------------
Net loss                                   (368,711)      (25,592)      (394,303)   Amortization of discount on notes
Amortization of note discount                    --        27,401         27,401    Amortization of discount on notes

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2011. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1. Observable inputs such as quoted prices in active markets;

     Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

     Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

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

F) EARNINGS (LOSS) PER SHARE
FASB ASC 260, "Earnings (Loss) Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Since the Company has reported a loss in all periods, the Company has not reported diluted loss per share since the result would be anti-dilutive.

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

H) DERIVATIVE INSTRUMENTS
The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $37,585 and $62,168 during the nine months ended September 30, 2011 and 2010, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the nine months ended September 30, 2010 and 2009, the Company amortized $65,800 and $17,288, respectively, as debt discount expense. At December 31, 2010, the Company valued the derivative liability and determined that the carrying value was in line with market value and, accordingly, no adjustments were made to the value of derivative liability or additional paid-in capital.

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

5. CAPITAL STOCK

A) AUTHORIZED STOCK
The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the Company is sought.

On June 17, 2010, the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company's 2010 Stock Option Plan. During the period from registration through September 30, 2011, the Company issued 2,417,000 shares to consultants and employees, and has 83,000 registered shares available for future issuance.

On August 27, 2010, the Company filed an S-1 registration with the SEC reserving 4,000,000 common shares for issuance under the terms of a self-underwritten public offering. The filing was subsequently withdrawn on October 18, 2010.

B) SHARE ISSUANCES
Since inception (October 27, 2008) to September 30, 2011, the Company has issued the following shares:

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

     (iv) In addition, the Company has issued a total of 6,908,957 common stock shares to (a) consultants for payment of services provided, (b) vendors for the purchase and payment of movie distribution systems including storage and distribution hardware, operating software, and rights to distribute two thousand movie titles, (c) creditors for settlement of outstanding debt, and (d) a noteholder for conversion of certain notes payable and accrued interest thereon as set out in the following table:

Summary Issuance of Common Stock

                              Nine Months     Year Ended
                                Ended           Ended
                             September 30,    December 31,
# Shares                         2011            2010            Total
--------                      ----------      ----------      ----------
Payment of consultants           400,000         417,000         817,000
Purchase of assets               250,000              --         250,000
Conversion of notes            1,140,968         145,618       1,286,586
Settlement of debt             4,500,000              --       4,500,000
Payment of note interest          55,371              --          55,371
                              ----------      ----------      ----------

Total                          6,346,339         562,618       6,908,957
                              ==========      ==========      ==========

                              Nine Months     Year Ended
                                Ended           Ended
                             September 30,    December 31,
Value of Shares                  2011            2010            Total
---------------               ----------      ----------      ----------

Payment of consultants        $   64,001      $  503,999      $  568,000
Purchase of assets                40,000              --          40,000
Conversion of notes              123,000          30,000         153,000
Settlement of debt               675,000              --         675,000
Payment of note interest           6,121              --           6,121
                              ----------      ----------      ----------

Total                         $  908,122      $  533,999      $1,442,121
                              ==========      ==========      ==========

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the
"Securities Act") and in Section 4(2) of the Securities Act, based on the following: (a) the debt-holder confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debt-holder acknowledged that the shares being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

6. NOTES PAYABLE

The Company issued Convertible Notes ("Notes"), all carrying interest at 8% per annum, to a single note holder as set forth in the following table.

Summary of Notes

                  Original Note                                 Balance of Notes
Date of Issuance    Proceeds      Converted         Repaid        Outstanding
----------------    --------      ---------         ------        -----------
8-Jun-10           $ 100,000      $(100,000)      $      --        $      --
27-Jul-10          $  53,000      $ (53,000)      $      --        $      --
17-Nov-10          $  47,500      $      --       $ (47,500)       $      --
25-Jan-11          $  42,500      $      --       $ (42,500)       $      --
7-Apr-11           $  50,000      $      --       $      --        $  50,000
4-Oct-11           $      --      $      --       $      --        $      --
                   ---------      ---------       ---------        ---------

                   $ 293,000      $(153,000)      $ (90,000)       $  50,000
                   =========      =========       =========        =========

The Notes can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. The Company is required to maintain an available pool of common shares equal to 300% of the number of shares required for conversion. As at September 30, 2011, two Notes amounting to $153,000, and $6,121 of related interest thereon, had been converted into 1,341,957 shares of common stock, and two Notes for $47,500 and $42,500 were repaid prior to maturity including $24,300 and $21,600, respectively, of accrued interest and prepayment penalties. The Company has reserved 1,810,257 shares of common stock to cover the conversion of the outstanding Notes and accrued interest as required under the terms of the Note purchase agreements. There are no warrants attached to the Notes.

The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $37,585 and $62,168 during the nine months ended September 30, 2011 and 2010, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the nine months ended September 30, 2010 and 2009, the Company amortized $65,800 and $17,288, respectively, as debt discount expense. At December 31, 2010, the Company valued the derivative liability and determined that the carrying value was in line with market value and, accordingly, no adjustments were made to the value of derivative liability or additional paid-in capital.

7. INCOME TAXES

The Company has incurred operating losses of $2,592,109 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                              September 30, 2011
                                                              ------------------
     Future income tax assets:
       Net operating loss from October 27, 2008 (inception)
        to September 30, 2011                                     $ 2,592,109
       Statutory tax rate (combined federal and state)                   37.6%
       Non-capital tax loss                                           975,060
       Valuation allowance                                           (975,060)
                                                                  -----------

                                                                  $        --
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

8. NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

9. RELATED PARTY TRANSACTIONS

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

One of our shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we contracted the provision of executive, administration and business development services (the "Service Agreement") in exchange for contract service fees of $40,000 per month. On July 1, 2010, the Company and Numerity agreed to amend that Service Agreement such that the next $330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub-contractors, either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit for contract service fees due to Numerity on a rolling quarterly basis, subject to mutual agreement. Subsequently, as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of the Company. The amendments were additionally both authorized by Mr. Danny Mabey, a board director.

As at September 30, 2011, we owed Numerity Corporation a total of $339,148 in connection with license, service charge payments, and other advances made from time to time, and with limited resources, we recognize that we are in no position to pay any amounts due to Numerity Corporation until we are able to raise significant cash from investment or commercial operations. Accordingly, for no additional consideration, the Company entered into an extended credit agreement with Numerity under which payments will not be due for one year and one day after receipt of payment request from Numerity. Accordingly all amounts due to Numerity are classified as non-current liabilities. On September 26, 2011, Numerity , for due consideration, entered into a debt assignment agreement with Maxway Electronics Ltd, one of our prospective suppliers, under which $675,000 of the debt due to Numerity was transferred to Maxway. On September 30, 2011, the Company issued 4.5 million shares of fully-paid restricted common stock to Maxway in settlement of this debt.

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

One of our shareholders, directors and officers, Mr. Karnick owns the library of film content which has been made available for our use at no charge to us, which we intend to include as part of our product offerings. Mr. Karnik entered into an agreement with the Company to make the library available for use and support of our IPTV activities for the term of the License Agreement, without charge.

10. SUBSEQUENT EVENTS

On October 4, 2011, the Company received net proceeds of $52,000 from the issuance of a convertible promissory note for $55,000. The note is repayable after nine months, carries interest at 8% pa. and is convertible at the noteholder's option any time after six months at a discount of 42% on the average of the lowest three closing prices in the ten days preceding the conversion date. On October 5, the Company repaid $30,000 of the principal balance of another convertible note, due October 7, 2011, together with $20,000 of accrued and prepayment penalty interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Company adopted at management's discretion, the most conservative recognition of revenue based on the most stringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements. In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements. All material risks are described in the risk section of this Form 10-Q and in the Company's Amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2010.

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. We are a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock, we received all the issued and outstanding stock of In Media, and IN Media was merged into Tres Estrellas. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of our company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through September 30, 2011. Our fiscal year end is December 31.

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

PRODUCTS

We offer our customers fully integrated plug-and-play solutions comprising hardware devices, operating software, and access to a library of video content. As of September 30, 2011, we are currently offering a choice of three hardware devices:

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

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to experienced and well established third party providers to reduce the risk of development problems and delays, market and employee acquisition, and up-front cash flow. We plan to sub-contract our production and logistics to third parties in China so that we can leverage their facilities and equipment, production, purchasing and logistics management, and inventory and working capital resources. These third party contractors have been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sale promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IPTV for a cumulative cost of approximately $2.7 million. At the same time, we have been working with distribution channels in China and other international markets to demonstrate and prove our products and the integrated platform offering, complete with software and content. To date we have not invested in any fixed assets, design, test, or production equipment, and have no capital commitments to do so.

In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware products from Sri Lanka and India, respectively. As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer, we have not yet managed to solve the problems of financing production of the inventory that we needed to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka order, or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure capital in the region of $500,000 to secure the first delivery under these orders. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time, we face the risk that the order may be cancelled or diverted to other providers of IPTV equipment. In March 2011, we received an advance payment of $47,650 from a customer in India for the purchase of an initial order of hardware and software, and this advance should enable us to have products manufactured and shipped from our sub-contract manufacturer in fulfillment of this order.

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

RESULTS OF OPERATIONS

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $2,592,109 in expenses since inception through September 30, 2011. In September and October 2010, we received purchase orders for approximately $1 million and $4 million of our hardware  products  from Sri Lanka and India,  respectively.  As a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and the order from India has subsequently lapsed. We will not be able to fulfill the Sri Lanka or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to raise in the region of $500,000 to secure the first delivery under these orders. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment. In March 2011, we received an advance payment of $47,650 from a customer in India, for the purchase of an initial order of hardware and software, and this advance should help us to have products manufactured and shipped from our sub-contract manufacturer in fulfillment of this order.

We incurred $108,352 and $134,699 in general administrative expenses for the three months ended September 30, 2011 and 2010, respectively. These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings. The decrease of 19.6% over the same period in 2010 was principally due to negotiated changes to the service agreement with Numerity.

Additionally, we incurred $0 and $103,750 of development expenses in the three months ended September 30, 2011 and 2010, respectively. The Company entered into a Licensing and Maintenance Agreement with Numerity Corporation in which it committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended with $0 being amortized in the three months ended September 30, 2011, and $103,750 in the three months ended September 30, 2010. The amended License and Maintenance

Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $35,713 and $3,085 for the three months ended September 30, 2011 and 2010, respectively. The interest expense for the three months ended September 30, 2011 included $29,100 of penalty interest for exercise of a prepayment option on a convertible note, $12,807 amortization of debt discount, and $3,806 of note interest. The interest charges reflect interest of 8 % pa on the actual amounts of notes outstanding during the respective periods.

The following table provides selected financial data about our company as at September 30, 2011.

               Balance Sheet Data
               ------------------
               Cash                                    $     191
               Total assets                            $  40,192
               Total liabilities                       $ 758,652
               Shareholders' equity (deficit)          $(718,460)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2011 was $192. During the nine months ended September 30, 2011, we generated $130 in cash, of which $92,500 was generated by the net proceeds of sale of convertible notes, and $153,970 was used in operating activities. We also received an advance from Numerity of $61,600. Since September 2010, we have received two orders amounting to $5 million for our products, but due to lack of cash or credit capacity, we have been unable to secure production of the products necessary to fulfill these orders. Of these orders, $4 million was withdrawn, and the remaining $1 million is still outstanding, but the customer has modified the order to require additional features. On March 31, 2011, we received a prepaid deposit from a customer for $47,650 which we intend to leverage to secure production of the inventory required to meet this order.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of our company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $293,000 as of September 30, 2011, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. We filed an S-1 registration statement on September 13, 2010 in contemplation of raising up to $4 million from the sale of our common stock, however, this filing was withdrawn on October 18, 2010 so as not to limit other short-term fund-raising activities being undertaken in connection with providing the working capital we need to fund recently received purchases orders. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock was listed on the OTCQB exchange rather than on the OTC Bulletin Board, and this may have hampered our ability to raise additional note financing from our current note finance partner or other potential investors. Subsequently, in June 2011 our application for relisting on OTC Bulletin Board was approved by FINRA.

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

In October 2009, the FASB issued guidance on revenue recognition that became effective for us beginning July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements. In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which became effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interest entities.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and 10-K/A, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the
Company has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Item 1A of the Company's Amended and Restated Form 10-K/A for the year ended December 31, 2010, including but not limited, to the following:

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

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
The independent auditor's report on our financial statements for the year ended December 31, 2010 and the footnotes to that report, contained explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to these financial statements. The report states that we had accumulated a loss from operations of $2.6 million and have earned no revenues since inception, and our liabilities exceed our assets by over $1.7 million. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2011. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, OUR BUSINESS MODEL WILL BE ACCEEPTED BY THE MARKET, AND ENABLE US TO EARN PROFITS AND PROVIDE A RETURN TO INVESTORS.
The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the Company. In the immediate future we will spend most of our resources, efforts and expenditures in two primary areas: 1) The securing of key customers and 2) the development of our IPTV set top box products. We have generated no revenue since inception due to the fact that we have not yet made any commercial shipments of our products. The success of our operations will be dependent upon finding qualified customers and their acceptance of our product and numerous other factors beyond our control, including, but not limited to development of our sales channels, competitive features and pricing compared to our competitors in a dynamic and evolving market, the impact of economic and political instability on consumer spending habits, consumer awareness of IP TV and interest in available libraries of content, and our ability to finance and manage production and distribution of inventories for resale. Additionally, even if we succeed in winning orders for our products, we may not be able to finance the building of the inventory necessary to fulfill such orders on acceptable terms, or on any terms at all.

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

WE DO NOT HAVE KEY MAN INSURANCE ON OUR CEO, COO AND CFO, ON WHOM WE RELY FOR THE MANAGEMENT OF OUR BUSINESS AND IT MAY BE DIFFICULT, OR TIME CONSUMING TO FIND SUITABLE REPLACEMENTS WHICH COULD LEAD TO LOSS OF BUSINESS MOMENTUM.
We depend, to a large extent, on the abilities and participation of our current management team, Nitin Karnik, the Company's Chief Executive Officer, Dan Mabey, the Chief Operating Officer, and Simon Westbrook, our Chief Financial Officer. The loss of the services of any of these people, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that their services will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not carry key man life insurance for any key personnel.

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

WE HAVE ISSUED CONVERTIBLE NOTES WHICH COME DUE FOR CONVERSION OR REPAYMENT BASED ON A VARIABLE AVERAGE SHARE PRICE AT THAT TIME, AND SHAREHOLDERS MAY SUFFER SIGNIFICANT DILUTION IF OUR STOCK PRICE IS THEN LOW.
The Company has issued convertible notes ("Notes") in the aggregate principal amount of $293,000 carrying interest at 8% per annum. The Notes can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. We have experienced considerable volatility in our share price and if the share price falls in advance of the conversion date, investors could suffer significant dilution when the Notes are converted into shares of common stock. As of September 30, 2011, the Company has repaid $90,000 of the Notes, and converted $153,000 of the Notes into 1,286,586 shares of common stock. It would require an additional 533,333 shares to convert the remaining $50,000 of the Notes as of September 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued 6,346,339 and 562,618 of fully-paid shares of common stock during the nine months ended September 30, 2011 and year ended December 31, 2010, as set out in the following table.

                              Nine Months     Year Ended
                                Ended           Ended
                             September 30,    December 31,
# Shares                         2011            2010            Total
--------                      ----------      ----------      ----------
Payment of consultants           400,000         417,000         817,000
Purchase of assets               250,000              --         250,000
Conversion of notes            1,140,968         145,618       1,286,586
Settlement of debt             4,500,000              --       4,500,000
Payment of note interest          55,371              --          55,371
                              ----------      ----------      ----------

Total                          6,346,339         562,618       6,908,957
                              ==========      ==========      ==========

                              Nine Months     Year Ended
                                Ended           Ended
                             September 30,    December 31,
Value of Shares                  2011            2010            Total
---------------               ----------      ----------      ----------

Payment of consultants        $   64,001      $  503,999      $  568,000
Purchase of assets                40,000              --          40,000
Conversion of notes              123,000          30,000         153,000
Settlement of debt               675,000              --         675,000
Payment of note interest           6,121              --           6,121
                              ----------      ----------      ----------

Total                         $  908,122      $  533,999      $1,442,121
                              ==========      ==========      ==========

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS
                                                                        Exhibit
                                                                        Number
                                                                        ------
Numerity licensing and maintenance agreement                             10.1**

Numerity licensing and maintenance agreement 1st amendment               10.2**

Numerity service agreement                                               10.3**

Numerity service agreement 1st amendment                                 10.4**

Numerity service agreement 2nd amendment                                 10.5**

IN TV independent sales representation agreement                         10.6**

Numerity license to use office agreement                                 10.7**

Numerity revolving credit agreement                                      10.8**

Numerity video library license agreement                                 10.9**

Amended Bylaws                                                           10.10**

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002     31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002     31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002     32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002     32.2


Letter Agreement between Numerity Corporation and IN Media Corporation confirming rights for IN Media to use Numerity's video library without
charge                                                                   99.1*

Letter Agreement between Numerity Corporation and IN Media Corporation confirming Numerity's commitment, without charge, to extend credit for
a period of one year and one day, subject to notice                      99.2*

Interactive data files pursuant to Rule 405 of Regulation S-T.           101

----------
*    Incorporated by reference to Form 10-Q for June 30, 2011
**   Incorporated by reference to form 10K/A for December 31, 2010

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                         Date: November 11, 2011
---------------------------------------
Nitin Karnik
President, Chief Executive Officer
and Director


/s/ Simon Westbrook                                      Date: November 11, 2011
---------------------------------------
Simon Westbrook
Chief Financial Officer & Principal
Accounting Officer