Form 10-K
period 2011-12-31
IN Media Corp
filed 2012-03-21
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 15, 2012, the registrant had 52,171,893 shares of common stock issued and outstanding. The current market value of our common stock as of March 15, 2012 is $0.08 per share. The aggregate market value of the common stock held by non-affiliates, as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $ 2,500,000 based on the closing price of the common stock of $0.14.

Documents Incorporated by Reference:  None

                              IN MEDIA CORPORATION
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 1B. Unresolved Staff Comments                                          14
Item 2.  Properties                                                         14
Item 3.  Legal Proceedings                                                  14
Item 4.  Removed and Reserved                                               14

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           15
Item 6.  Selected Financial Data                                            17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          17
Item 7A. Quantitative and qualitative disclosures about market risk         20
Item 8.  Financial Statements                                               21
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           32
Item 9A. Controls and Procedures                                            32
Item 9B. Other Information                                                  33

                                    Part III

Item 10. Directors and Executive Officers                                   34
Item 11. Executive Compensation                                             36
Item 12. Security Ownership of Certain Beneficial Owners and Management     41
Item 13. Certain Relationships and Related Transactions                     42
Item 14. Principal Accounting Fees and Services                             42

                                     Part IV

Item 15. Exhibits                                                           44

Signatures                                                                  45

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

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. The risks included herein are not exhaustive. The annual report on Form 10-K, and quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact our business and financial performance. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

Except as required by law, we expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. We are a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media, and IN Media was merged into Tres Estrellas. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of our company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2011. Our fiscal year end is December 31.

With our registered office in Reno, Nevada, and principal executive office in Los Altos, CA, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television ("IPTV") services for cable, satellite, internet, telephony and mobile services. IPTV delivers video content from public domain and premium content sources over the internet to consumer display devices ranging from large screen TVs in the home, to mobile display devices such as the I-Phone or I-Pad. Our goal is to become a global leader of IPTV implementation systems through the design and delivery of a combination of hardware, software, manufacturing and content services at competitive prices. Our systems may be offered to communications channel providers, and governmental organizations, content owners such as publishers, movie and video game owners, and other premium content databases providers, or distributors and re-sellers who support such channels to either complete their own proprietary offerings or provide an all-in-one solution.

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

These trends have taken place in the North American market, but even more so in developing countries around the world. According to EMARKETER, the total worldwide broadband subscriber base over 500,000,000 subscribers, and each broadband subscriber is a potential IPTV viewer. We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of December 31, 2011. Our ability to fulfil sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manaufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage during fiscal 2012.

PRODUCTS

We offer our customers fully integrated plug-and-play solutions comprising hardware devices, operating software, and access to a library of video content. As of December 31, 2011, we are currently offering a choice of three hardware devices:

IPTV SET TOP BOX(IPSTB): The IPSTB enables a user to access video contant such as movies, videos, games, and eductational or other promotional content simply connecting the IPSTB to ethernet cable from a home Internet source such as a modem on one side to a Hi Definition TV set, or other convenient display on the other. Once connected, the user gains access to internet content like YouTube, Yahoo, Google or premium distribution sites like NetFlix which stream video over the internet.

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

PREMIUM VIDEO CONTENT: Numerity Corporation owns the rights to over 4,000 video titles and, as an inducement to enter into the Licensing and Maintenance Agreement, entered into a formal agreement with IN Media, as of December 31, 2010, to make this content available to IN Media without charge, thereby enabling the provision of this content to IN Media customers, either as a direct subscription service, or as part of a purchased bundled hardware system. This library includes digital master files of old movies, concerts, speeches, and sports events which can be downloaded over the internet by consumers who wish to subscribe to our content service. In addition, for the issuance of 250,000 fully paid shares of common stock, we have also purchased the rights to access approximately two thousand additional video titles which we are currently re-formatting for distribution. We are currently designing and setting up a web based server to distribute selected content on-line to subscribers among our future installed base of customers who purchase our set top box. Although our launch and ramp-up of hardware sales has been delayed by limited financial resources, we believe we may also have an opportunity to sell video content subscriptions to consumers and third party distributors through our web site.

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the "Service Agreement") to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, on as of January 1, 2011 the Company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of the Company. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

Additionally, in November 2008, we licensed our engineering technology, IP and set top box designs (the "Licensing and Maintenance Agreement") from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was additionally approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we have appointed to represent us in developing our business in China. The Agreement with this distributor provides that we will receive a margin of $20 on each unit of set-top box sold through that distribution channel, and an additional $5 per month per subscriber for content distribution contracts using our content library. At the same time, we have been working with other distribution channels in China and other international markets to demonstrate and prove our products and our integrated platform which includes hardware, software, and content.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of December 31, 2011. Our ability to fulfil sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manaufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage during fiscal 2012.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill purchase order commitments and make on-account payments to vendors, while continuing to service our current debt obligations and cover our overhead expenses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE COMPETITION AND COMPETITIVE ADVANTAGE

The competitive landscape for IPTV services is very crowded as the market potential is very large. The key players are the platform providers who control access to telephony, television, internet and content for consumers. However, new players like Microsoft, Apple, Amazon, and the major Hollywood studios are moving forward on their own solutions to monetize content and services over the internet. Key hardware vendors like Motorola, Cisco, Intel, etc. are also potential competitors for set-top box solutions as they have previously established relationships with the platform providers.

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

ITEM 1A. RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE DECIDING TO INVEST IN OUR COMMON STOCK.

 Listed below are certain risk factors associated with us and our businesses. In addition to the potential effect of these risk factors discussed below, or any other risks not described below because they are currently unknown to us or we currently deem such risks as immaterial, but they later become material actually occurs, it could result in reduced earnings or operating losses, or reduced liquidity, could in turn adversely affect our ability to service our liabilities or adversely affect the quoted market prices for our securities.

MINIMAL OPERATING HISTORY AND NO REVENUE MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, WE WILL EVER BE PROFITABLE, AND PROVIDE A RETURN TO INVESTORS.

Prior to the merger we had a minimal operating history and have subsequently generated no revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we begin selling our product. This will result in us incurring a net operating loss which will increase continuously until we can generate sufficient revenue. There is no assurance that we can generate or sustain profitable operations.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements. The report states that we had accumulated a loss from operations of $2.7 million and have earned no revenues since inception, and our liabilities exceed our assets by over $0.8 million. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, OUR BUSINESS MODEL WILL BE ACCEEPTED BY THE MARKET, AND ENABLE US TO EARN PROFITS AND PROVIDE A RETURN TO INVESTORS.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the Company. In the immediate future we will spend most of our resources, efforts and expenditures in two primary areas: 1) The securing of key customers in China and India and 2) further development of our IPTV set top box. We have generated no revenue since inception due to the fact that we have not yet made any commercial shipments of our products. The success of our operations will be dependent upon acceptance of our product and numerous other factors beyond our control, including, but not limited to development of our sales channels, competitive features and pricing compared to our competitors in a dynamic and evolving market, the impact of economic and political instability on consumer spending habits, consumer awareness of IP TV and interest in available libraries of content, and our ability to finance and manage production and distribution of inventories for resale. Additionally, even if we succeed in winning orders for our products, we may not be able to finance the building of the inventory necessary to fulfill such orders on acceptable terms, or on any terms at all.

OUR COMPANY'S BUSINESS IS IMPACTED BY ANY INSTABILITY AND FLUCTUATIONS IN GLOBAL FINANCIAL SYSTEMS.

The recent credit crisis and related instability in the global financial system, although somewhat abated, has had, and may continue to have, an impact on our prospective business and our prospective financial condition. We may face significant challenges if conditions in the financial markets do not continue to improve. Our ability to access the capital markets may be severely restricted at a time when we wish or need to access such markets, which could have a materially adverse impact on our flexibility to react to changing economic and business conditions or carry on our operations.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA (FINANCIAL INDUSTRY REGULATORY AUTHORITY, INC.) MAY DISCOURAGE THE TRADABILITY OF THE COMPANY'S SECURITIES AND THEREBY MAKE IT HARD FOR INVESTORS TO SELL THEIR SHARES AT THE TIME AND PRICES THEY MIGHT OTHERWISE EXPECT.

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

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR COMMON SHARES.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY'S STOCK PRICE AS AN INCREASE IN SUPPLY OF SHARES FOR SALE, WITH NO CORRESPONDING INCREASE IN DEMAND WILL CAUSE PRICES TO FALL.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted securities", whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Act.

FUTURE ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS INCLUDING WORKING CAPITAL AND OPERATING EXPENSES WILL INCREASE THE NUMBER OF SHARES OUTSTANDING WHICH WILL DILUTE EXISTING INVESTORS AND MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY'S STOCK PRICE.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, payment of debt or acquisitions.

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

It is time consuming, difficult and costly for us to develop and maintain the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act, and as our business develops, we may need to hire additional financial reporting, internal auditing and other finance staff in order to remain compliant. The cost of compliance will adversely affect our financial results, while, if we are unable to comply, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

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

In the event that a material weakness is identified, upon receiving sufficient financing or generating sufficient revenues, we will employ qualified personnel and adopt and implement policies and procedures to address any such material weaknesses. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a business that has no revenue, few purchase and expense transactions, and little in the way of tangible assets and working capital. However, the reliance on third party sub-contractors and lack of employees makes it difficult to ensure segregation of key duties, provide multiple levels of review, and ensure that specified checks and balances exist and are enforced and acted upon where necessary. The current transaction volume and limited transaction channels mean that operating management, financial management, board members and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company's established procedures and controls. When we secure purchase orders and start purchasing product from our sub-contract manufacturers, shipping product to our customers, collecting receivables, and paying our vendors we will need to apply significantly more resources to the management of our controls and procedures and to ensure and continue effective compliance. If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

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

Due to lack of cash resources we have not been able to pay any of our directors or executives for the services they have provided to date, and should one or more of our these executives be unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Considering our current cash position, we do not have adequate cash resources to hire and retain key personnel should we fail to raise additional funding or generate cash flow from operations. Such failure could materially and adversely affect our future growth and financial condition.

WE HAVE ISSUED CONVERTIBLE NOTES WHICH COME DUE FOR CONVERSION OR REPAYMENT BASED ON A VARIABLE AVERAGE SHARE PRICE AT THAT TIME, AND SHAREHOLDERS MAY SUFFER SIGNIFICANT DILUTION IF OUR STOCK PRICE IS THEN LOW.

From time to time, the Company has issued convertible notes which can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. We have at times experienced considerable volatility in our share price and if the share price falls in advance of a note conversion date, investors could suffer significant dilution when the notes are converted into shares of common stock. We are required to maintain an available pool of common shares equal to 300% of the number of shares required for conversion. As at December 31, 2011, we have reserved 3,767,849 shares of common stock to cover the conversion of the then outstanding Notes and accrued interest.

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

ITEM 2. PROPERTIES

Our principal executive office address is 4920 El Camino Real, Suite 100, Los Altos, CA 94022. Effective December 31, 2010, we entered into an agreement with Numerity Corporation under which they agreed to allow us, without charge, to share their office space for the duration of their current lease. As a consequence, we currently have no long term lease obligations. Our properties are adequate for our current needs.

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

ITEM 4. REMOVED AND RESERVED

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common stock is currently traded on the OTC Bulletin Board (OTCBB) under the symbol "IMDC". The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the last two years.

             Year           Quarter             High             Low
             ----           -------             ----             ---
             2010            First            $ 0.12           $ 0.08
             2010            Second           $ 1.53           $ 0.12
             2010            Third            $ 1.20           $ 0.51
             2010            Fourth           $ 0.92           $ 0.17

             2011            First            $ 0.45           $ 0.13
             2011            Second           $ 0.17           $ 0.10
             2011            Third            $ 0.22           $ 0.08
             2011            Fourth           $ 0.18           $ 0.05

HOLDERS

As of December 31, 2011, there were 52,171,893 shares of our common stock issued and outstanding with 17 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of Securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
        -------------               -------------------                ------              ------------------------
                                            (a)                          (b)                          (c)
Equity compensation plans
approved by security holders             1,600,000                      0.15                         83,000

Equity compensation plans not
approved by security holders                    --                        --                             --

Total                                    1,600,000                                                   83,000

RECENT SALES OF UNREGISTERED SECURITIES

SUMMARY ISSUANCE OF COMMON STOCK
                                   Year ended       Year ended
                                     ended            ended
                                   December 31,     December 31,
                                      2011             2010             Total
                                   ----------       ----------        ----------
# SHARES
  Payment of consultants              400,000          417,000           817,000
  Purchase of assets                  250,000               --           250,000
  Conversion of notes               1,403,904          145,618         1,549,522
  Settlement of debt                4,500,000               --         4,500,000
  Payment of note interest             55,371               --            55,371
                                   ----------       ----------        ----------
TOTAL                               6,609,275          562,618         7,171,893
                                   ==========       ==========        ==========

                                   Year ended       Year ended
                                     ended            ended
                                   December 31,     December 31,
                                      2011             2010              Total
                                   ----------       ----------        ----------
VALUE OF SHARES
  Payment of consultants           $   64,000       $  503,999        $  567,999
  Purchase of assets                   40,000               --            40,000
  Conversion of notes                 143,000           30,000           173,000
  Settlement of debt                  675,000               --           675,000
  Payment of note interest              6,120               --             6,120
                                   ----------       ----------        ----------
TOTAL                              $  928,120       $  533,999        $1,462,119
                                   ==========       ==========        ==========

During the year ended December 31, 2011, we issued 1,403,904 fully-paid shares of our common stock in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the debt holder confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debt holder acknowledged that the shares being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. Other than the 1,403,904 fully-paid shares issued in conversion of $143,000 of convertible debt, we did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended December 31, 2011 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2011.

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

SHARES AVAILABLE UNDER RULE 144

There are currently 34,031,392 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933 of which 33,781,392 shares are held by affiliates, as that term is defined in Rule 144(a)(1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Exchange Act for a period of at least 90 days before the sale.

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

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of "Risk Factors" and elsewhere in this annual report, including the Cautionary Note Regarding Forward Looking Statements preceding Item 1. As used in this report, "we", "us", "our", "In Media", "Company" or "our company" refers to In Media Corporation, unless the context requires otherwise.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to read this report in conjunction with the risk factors described herein.

RESULTS OF OPERATIONS

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the "Service Agreement") to our company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, on as of January 1, 2011 the Company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill our company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of our company. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

Additionally, in November 2008, we licensed our engineering technology, IP and set top box designs (the "Licensing and Maintenance Agreement") from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed with Numerity to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity. .

One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we have appointed to represent us in developing our business in China. The Agreement with this distributor provides that we will receive a margin of $20 on each unit of set-top box sold through that distribution channel, and an additional $5 per month per subscriber for content distribution contracts using our content library. At the same time, we have been working with other distribution channels in China and other international markets to demonstrate and prove our products and our integrated platform which includes hardware, software, and content.

We have focused our efforts on developing business opportunities in China and India and, although we have received several verbal or written expressions of interest in purchasing our products, we have not actually fulfilled any orders or shipped any of our products as of December 31, 2011. Our ability to fulfil sales orders is closely linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manaufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage during 2012.

We have accumulated a deficit of $2.7 million during our development through December 31, 2011. Our ability to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill purchase order commitments and make on-account payments to vendors, while continuing to service our current debt obligations and cover our overhead expenses. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We incurred $502,987 and $726,216 in general administrative expenses for the years ended December 31, 2011 and 2010, respectively. These costs consisted of sub-contracted general and administrative, engineering designs and business development expenses, and professional and administrative expenses associated with our financial reports and SEC filings. The decrease of 34% over the same period in 2010 was principally due to the revised Service Agreement with Numerity Corporation under which Numerity only charges us for actual expenses incurred.

Additionally, we incurred $207,500 of software maintenance expenses in connection with our IPTV operating platform license in the years ended December 31, 2011 and 2010, respectively. This license agreement, which commenced in the second half of 2009, was renegotiated with Numerity Corporation to reflect delays in commercial shipments of our hardware and related licensed software. As a result, maintenance fees for the year ended December 31, 2010 were reduced from $415,000 to $207,500 and will not resume until first commercial shipments of our products.

During the years ended December 31, 2011 and December 31, 2010, we incurred interest and debt discount amortization expenses of $148,086 and $48,272, respectively. This increase followed an increase in outstanding convertible notes during 2011, and penalty interest charges on repayments.

The following table provides selected financial data about our company as at December 31, 2010.

               Balance Sheet Data:                 December 31, 2011
               -------------------                 -----------------
               Cash                                    $      52
               Total assets                            $  40,052
               Total liabilities                       $ 822,384
               Shareholders' equity (deficit)          $(782,332)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2011 was $52. During the year ended December 31, 2011, we expended $144,510 in cash as a result of operating activities which included $858,573 of operating losses partially offset by $64,000 of common stock issued to consultants in lieu of cash settlements, and $207,500 amortization of pre-paid maintenance fees due on the licensing agreement with Numerity Corporation. Cash was contributed principally by the increase in certain operating liabilities, and by the issuance of $85,000 in convertible notes. Since inception, $290,000 has been raised through the issuance of our common stock.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of the Company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $285,500, net of repayments, as of December 31, 2011, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. We filed an S-1 registration statement on September 13, 2010 in contemplation of raising up to $4 million from the sale of our common stock, however, this filing was withdrawn on October 18, 2010 so as not to limit other short-term fund-raising activities being undertaken in connection with providing the working capital we need to fund recently received purchases orders. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock was temporarily listed for approximately six months on the OTCQB exchange rather than on the OTC Bulletin Board which hampered our ability to raise additional note financing from our current note finance partner and other potential investors. Our access to capital is therefore severely limited until such time as we start to generate cash flow from operations, and if we are no longer able to raise capital by the issuance of convertible notes, or obtain services for stock, or secure extended credit, there would be a severe risk that we would not be able to pay our bills, and the Company may be forced into liquidation.

Our operating expenses, in managements' opinion, are very low with management and consultants working for equity or deferred compensation, using their own phones, office equipment and supplies, paying their own travel expenses, and working in a rent-free office location. Our remaining overhead expenses relate to compliance costs, and our audit, legal, EDGAR filing and share registration and communication service are currently approximately eighty thousand dollars a year. We believe that we can continue to finance these costs, and pay off overdue accounts payable through the sale of convertible notes, and we raised an aggregate $85,000, net of repayments, by this means during the year ended December 31, 2011.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
In Media Corp.

I have audited the accompanying balance sheets of In Media Corp. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2011 and 2010 and for the period from October 27, 2008 (inception), to December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Media Corp., (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years ended December 31, 2011 and 2010 and the period from October 27, 2008 (inception), to December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
-----------------------------
Seattle, Washington
March 12, 2012

                              In Media Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                                                            December 31,           December 31,
                                                                                2011                   2010
                                                                            ------------           ------------
                                                                                                    (Restated)
ASSETS

CURRENT ASSETS
  Cash                                                                      $         52           $         62
  Prepaid expenses and license fees                                                   --                207,500
                                                                            ------------           ------------
                                                                                      52                207,562
Movie distribution systems                                                        40,000                     --
                                                                            ------------           ------------

      TOTAL ASSETS                                                          $     40,052           $    207,562
                                                                            ============           ============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                         $    368,791           $     48,478
  Accrued interest                                                                 7,797                  6,715
  Advances and deposits received from customers                                   47,650                     --
  Loan from director                                                                  --                  2,100
  Derivative liability on option grants                                           23,780                 81,469
  Convertible note, principal amount                                              55,000                170,500
  Less discount                                                                  (19,782)               (39,911)
                                                                            ------------           ------------
Notes payable, net                                                                35,218                130,589
                                                                            ------------           ------------
      TOTAL CURRENT  LIABILITIES                                                 483,236                269,351

LONG TERM LIABILITIES
  Long term accounts payable to related party                                    339,148                952,548

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par value;
   52,171,893 and 45,562,618 shares issued and outstanding
   at December 31, 2011 and December 31, 2010, respectively                       52,172                 45,563
  Additional paid-in Capital                                                   1,862,405                778,436
  Deficit accumulated during the development stage                            (2,696,909)            (1,838,336)
                                                                            ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                                (782,332)            (1,014,337)
                                                                            ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     40,052           $    207,562
                                                                            ============           ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                  Inception
                                                                                               October 27, 2008
                                                   Year Ending            Year Ending              Through
                                                   December 31,           December 31,           December 31,
                                                       2011                   2010                   2011
                                                   ------------           ------------           ------------
                                                                           (Restated)
EXPENSES
  General & administrative                         $    502,987           $    762,216           $  1,882,301
  Development expenses                                  207,500                207,500                618,250
  Interest and debt discount expense                    148,086                 48,272                196,358
                                                   ------------           ------------           ------------

NET (LOSS)                                         $   (858,573)          $ (1,017,988)          $ (2,696,909)
                                                   ============           ============           ============

Basic and fully-diluted (loss) per share*          $      (0.02)          $      (0.02)
                                                   ============           ============
Weighted average number of basic common
 shares outstanding                                  47,687,536             45,117,713
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

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                Inception
                                                                                                             October 27, 2008
                                                                        Year Ended         Year Ended            Through
                                                                        December 31,       December 31,        December 31,
                                                                            2011               2010                2011
                                                                        ------------       ------------        ------------
                                                                                            (Restated)
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                              $   (858,573)      $ (1,017,988)       $ (2,696,909)
  Adjustments to reconcile net income to net cash used
   in operating activities
     Stock issued for services in lieu of cash                                64,000            503,999             567,999
     Amortization of prepaid maintenance expenses                            207,500            207,500                  --
     Non cash stock compensation expense                                      47,687                 --              47,687
     Discount on convertible notes, net of amortization                      (33,083)                --             (33,083)
     Extinguishment of derivative liability on convertible notes, net         52,794             41,558              94,352
     Foregiveness of director's loan                                              --            (30,565)                 --
     Note interest paid by common stock                                        7,202              6,715              13,917
     Write off of organization expenses                                           --              1,970                  --
  Increase (decrease) in operating liabilities
     Accounts payable                                                        320,313             26,662             368,791
     Amounts due to related party                                                 --             57,548             952,548
     Advances and deposits from customers                                     47,650                 --              47,650
                                                                        ------------       ------------        ------------
           TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (144,510)          (202,601)           (637,048)
                                                                        ------------       ------------        ------------

CASH FLOW FROM INVESTING ACTIVITIES

           TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  --                 --                  --
                                                                        ------------       ------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                          --                 --             290,000
  Net proceeds from sale of convertible notes                                 85,000            200,500             285,500
  Advances from related party                                                 61,600                 --              61,600
  Loan/(repayment of loan) from a director                                    (2,100)             2,100                  --
                                                                        ------------       ------------        ------------
           TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             144,500            202,600             637,100
                                                                        ------------       ------------        ------------

Net increase (decrease) in cash                                                  (10)                (1)                 52
Cash at beginning of period                                                       62                 63                  --
                                                                        ------------       ------------        ------------

CASH AT END OF PERIOD                                                   $         52       $         62        $         52
                                                                        ============       ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                         $         --       $         --        $         --
                                                                        ============       ============        ============
  Taxes Paid                                                            $        800       $        800        $      2,400
                                                                        ============       ============        ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
            Statements of Shareholders' Equity and Retained Earnings

                                                                                               Accumulated
                                                                                                 Deficit
                                                                Common         Additional      During the
                                                Common          Stock           Paid-in        Development
                                                Stock #         Amount          Capital           Stage             Total
                                                -------         ------          -------           -----             -----
Balance December 31, 2007                      33,500,000     $    33,500     $   221,500      $   (20,759)      $   234,241
Net loss, year ended December 31, 2008                                                             (32,038)          (32,038)
                                              -----------     -----------     -----------      -----------       -----------
Balance, December 31, 2008                     33,500,000          33,500         221,500          (52,797)          202,203
                                              -----------     -----------     -----------      -----------       -----------
Merger of Tres Estrellas and In Media
 Corporation, October 30, 2009                 11,500,000          11,500          23,500          (50,965)          (15,965)
Net loss through Dec 31, 2009                                                                     (716,586)         (716,586)
                                              -----------     -----------     -----------      -----------       -----------
Balance December 31, 2009                      45,000,000          45,000         245,000         (820,348)         (530,348)
                                              -----------     -----------     -----------      -----------       -----------
Net loss for year ended
 December 31, 2010                                                                              (1,017,988)       (1,017,988)
Issuance of Common stock to
 consultants                                      417,000             417         503,582                            503,999
Isuance of Common Stock in
 conversion of notes                              145,618             146          29,854                             30,000
                                              -----------     -----------     -----------      -----------       -----------
Balance December 31, 2010                      45,562,618          45,563         778,436       (1,838,336)       (1,014,337)
                                              -----------     -----------     -----------      -----------       -----------
Net loss for year ended December 31, 2011                                                         (858,573)         (858,573)
Issuance of Common stock to settle
 accounts payable                               4,500,000           4,500         670,500                            675,000
Issuance of Common stock to settle
 accrued interest                                  55,371              55           6,065                              6,120
Issuance of Common stock in lieu of
 payment to consultants                           400,000             400          63,600                             64,000
Issuance of Common stock to purchase
 assets                                           250,000             250          39,750                             40,000
Isuance of Common Stock in conversion of
 notes                                          1,403,904           1,404         141,596                            143,000
Options expense during the period                                                  47,687                             47,687
Extinguishment of derivative liability
 on notes repaid and converted                                                    114,771                            114,771
                                              -----------     -----------     -----------      -----------       -----------

Balance, December 31, 2011                     52,171,893     $    52,172     $ 1,862,405      $(2,696,909)      $  (782,332)
                                              ===========     ===========     ===========      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
           NOTES TO RESTATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2011 AND 2010


1. ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 ("the Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. The Company reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, the Company adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2011. The Company's fiscal year end is December 31.

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2011, the Company had accumulated a loss from operations of $2.7 million and has earned no revenues since inception, and our liabilities exceed our assets by over $780,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of December 31, 2011. Our ability to fulfil sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manaufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage during 2012. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to December 31, 2010, the Company reconsidered the manner in which it had been accounting for convertible debt issued as a primary means of raising additional equity funding. As a result, the Company has re-stated its financial statements and filed an Amended form 10-K for the year ended December 31, 2010. All references in this report on Form 10-K to the prior year refer to the amended financial statements for the year ended December 31, 2010.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1. Observable inputs such as quoted prices in active markets;

     Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

     Level 3. Unobservable  inputs  in  which  there is  little  or  no   market
              data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010.

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

G) STOCK-BASED COMPENSATION
ASC 718 "Compensation - Stock Compensation" which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The
Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

H) DERIVATIVE INSTRUMENTS
The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $ 61,978 and $81,469 during the years ended December 31, 2011 and 2010, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2011 and 2010, the Company amortized $65,388 and $41,558, respectively, as debt discount expense. At December 31, 2011, the Company valued the derivative liability and determined that the carrying value was above market value and wrote down $16,865 against additional paid-in capital. At December 31, 2010, the Company valued the derivative liability and determined that the carrying value was in line with market value and, accordingly, no adjustments were made to the value of derivative liability or additional paid-in capital at that date.

I) REVENUE RECOGNITION
The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of services income and will be recognized only when all of the following criteria have been met: (i) Persuasive evidence for an agreement exists; (ii) Service has occurred; (iii) The fee is fixed or determinable; and (iv)Revenue is reasonably assured.

J) PREPAID EXPENSES AND LICENSE FEES
In November 2008, the Company and Numerity Corporation entered into a license agreement ("License Agreement") under which Numerity agreed to grant the Company a non-exclusive, perpetual license to the software and source code for the design of our IPTV set top box ("STB") including streaming, storage, encoding and billing modules as well as the designs and schematic drawings for the actual STB. The License provided for the first one hundred thousand units to be shipped royalty free, the next one hundred thousand units shipped to be subject to a royalty payment of $50 per unit, and additional units thereafter subject to a royalty payment of $20 per unit. To date the Company has not shipped any STB units, and has therefore not incurred any royalty expense, however, as and when STBs are shipped in future periods, the Company will accrue all royalty obligations payable, and charge the cost of royalties to cost of sales in the periods incurred. Additionally, as part of the License Agreement, Numerity agreed to provide technical support, upgrades and enhancements in exchange for a maintenance fee of $415,000 per annum. The Company capitalized the maintenance fee as a prepaid license expense, and amortized the prepayment in installments over the term of the maintenance agreement. On June 30, 2010 the Company renegotiated the terms of the License Agreement such that Numerity would provide technical support through June 30, 2011 for no additional charge, and the amortization rate was adjusted to amortize the remaining prepaid balance in equal installments over the year ended June 30, 2011. No further maintenance fees are payable until the Company commences first commercial shipments of its products.

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

B) SHARE ISSUANCES
Since inception (October 27, 2008) to December 31, 2011, the Company has issued the following shares:

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

In addition, the Company has issued common stock instead of cash to make purchases or settle liabilities as follows:

SUMMARY ISSUANCE OF COMMON STOCK
                                   Year ended       Year ended
                                     ended            ended
                                   December 31,     December 31,
                                      2011             2010             Total
                                   ----------       ----------        ----------
# SHARES
  Payment of consultants              400,000          417,000           817,000
  Purchase of assets                  250,000               --           250,000
  Conversion of notes               1,403,904          145,618         1,549,522
  Settlement of debt                4,500,000               --         4,500,000
  Payment of note interest             55,371               --            55,371
                                   ----------       ----------        ----------
TOTAL                               6,609,275          562,618         7,171,893
                                   ==========       ==========        ==========

                                   Year ended       Year ended
                                     ended            ended
                                   December 31,     December 31,
                                      2011             2010              Total
                                   ----------       ----------        ----------
VALUE OF SHARES
  Payment of consultants           $   64,000       $  503,999        $  567,999
  Purchase of assets                   40,000               --            40,000
  Conversion of notes                 143,000           30,000           173,000
  Settlement of debt                  675,000               --           675,000
  Payment of note interest              6,120               --             6,120
                                   ----------       ----------        ----------
TOTAL                              $  928,120       $  533,999        $1,462,119
                                   ==========       ==========        ==========

6. NOTES PAYABLE

During the years ended December 31, 2011 and December 31, 2010, the Company issued, repaid and converted convertible notes as set out in the following table.

Date of      Original Note                                     Balance of
Issuance       Proceeds       Converted        Repaid        Notes Outstanding
--------       --------       ---------        ------        -----------------
 2010         $ 200,500       $ (153,000)     $ (47,500)         $     --
 2011         $ 147,500       $  (30,000)     $ (62,500)         $ 55,000

The notes carry interest at 8% per annum and can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. The Company is required to maintain an available pool of common shares equal to 300% of the number of shares required for conversion. As at December 31, 2011 and December 31, 2010, the Company has reserved 3,767,849 and 4,639,804 shares, respectively, of common stock to cover the conversion of the then outstanding Notes and accrued interest.

The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated using a Black Scholes model and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $61,978 and $81,469 during the years ended December 31, 2011 and 2010, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2011 and 2010, the Company amortized $65,388 and $41,558, respectively, as debt discount expense. At December 31, 2011, the Company valued the derivative liability and determined that the carrying value was above market value and wrote down $16,865 against additional paid-in capital. At December 31, 2010, the Company valued the derivative liability and determined that the carrying value was in line with market value and, accordingly, no adjustments were made to the value of derivative liability or additional paid-in capital at that date.

7. INCOME TAXES

The Company has incurred operating losses of approximately $2.7 million since inception, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                        December 31, 2011
                                                        -----------------
Future income tax assests:
  Net operating loss from October 27, 2008
   (inception) to December 31, 2011                        $2,696,909
  Statutory tax rate (combined federal and state)                39.7%
  Non-capital tax loss                                      1,069,749
  Valuation allowance                                      (1,069,749)
                                                           ----------
                                                           $       --
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

From time to time, Mr. Karnick, though his wholly owned Company, Numerity, has advanced cash to pay off supplier balances on behalf of the Company and the balance is reported as a loan from related party. The loan is unsecured, interest-free, and has been or will be repaid when the Company raises sufficient cash to do so.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box ("STB") designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through December 31, 2011 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as at December 31, 2011. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2011. The amendment was authorized for the Company by Mr Danny Mabey, a board director with no interest in Numerity.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation, a provider of contract executive, administration and business development services (the "Service Agreement") to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, as of January 1, 2011 the Company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of the Company. The amendments were authorized by Mr. Danny Mabey, a board director with no interest in Numerity.

In the years ended December 31, 2011 and 2010, the Company accrued $91,500 and $150,000 respectively for services provided by Numerity Corporation. During 2011, the Company paid $$675,000 off the balance of the debt through the issuance of fully paid shares of common stock, leaving a balance due to Numerity at December 31, 2011 of $339,148. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, we have obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we have appointed to represent us in developing our business in China. The Agreement with this distributor provides that we will receive a margin of $20 on each unit of set-top box sold through that distribution channel, and an additional $5 per month per subscriber for content distribution contracts using our content library.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management reviewed our disclosure controls and procedures, and internal control over financial reporting and concluded that they were effective as at the end of the period covered by this report. Following a weakness identified in relation to the year ended December 31, 2010, the Company corrected and issued an Amended and Restated Form 10-K/A for that year, and has subsequently extended the scope of its engagement with its professional advisors to focus more closely on ensuring compliance with GAAP.

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

DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the Board of Directors. Based on their evaluation as of December 31, 2011, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Currently, as a small development stage company, we maintain our internal controls through a segregation of duties between our principal executive officer and principal financial officer. For example, all incoming supplier invoices are delivered direct to the principal financial officer for recording in the books, checking, and processing. The principal financial officer must submit all payment requests to the principal executive officer for approval, allocation of cash and presentation of a check for mailing to the payee. The principal financial officer conducts regular reconciliations of the bank account to make sure that all receipts and disbursements have been identified, supported by appropriate documentation and payment approvals, and the transactions are matched to postings in the books of account. As a small development stage company, we have very limited financial activity during the year. Thus, the current check and balance of the financial activity by our principal executive officer and principal financial officer provide sufficient controls to ensure fairness, accuracy and proper disclosure. Any documentation as it relates to the Company's assessment is very limited as there are only a limited number of business transactions. No testing was performed on the limited transactions within the Company by our principal executive officer and principal financial officer since 100% of the transactions were actually performed by our principal executive officer and principal financial officer. Our principal executive officer and principal financial officer concluded that adequate procedures were in place to approve and monitor all disbursements distributed by the Company and confirm all funds received by the Company. Our principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Our principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As at December 31, 2011 our Officers and Board of Directors were comprised of the following:

Name              Age    Served Since                Positions With Company
----              ---    ------------                ----------------------
Nitin Karnik       49    October 2008         CEO & Director

Danny Mabey        61    April 2, 2010        COO & Director

Simon Westbrook    63    February 18, 2010    CFO & Principal Accounting Officer

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

Mr. Mabey was hired in April 2010 as a member of the board of directors, and COO, based on his extensive industry experience and knowledge of IPTV technology and markets. Mr. Mabey has been the President of 121View USA, a Utah corporation since 2009. He directed the development process of 121View, a Singapore based company, into the U.S. market. In addition, since 2004, Mr. Mabey has been President of Interactive Devices Inc., a California corporation that directs the business operations and development team of software developers in California, Israel and Utah. From 2003 through 2009, Mr. Mabey was the Vice President of Broadcast International, a Utah corporation in which Mr. Mabey was involved in patent development and intellectual property management, product development, business and network expansion and corporate funding development. Mr. Mabey received his Bachelors of Arts at Boise State University and his Masters of Public Administration at Idaho State University.

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

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance and royalties. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2012. The amendment was authorized for the Company by Mr Danny Mabey, board director with no interest in Numerity.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we have contracted the provision of executive, administration and business development services and to whom we committed to pay contract service fees of $40,000 per month. On July 1, 2010, the Company agreed to amend that service agreement such that the next $330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub-contractors, either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit for amounts due to Numerity on a rolling term of a year and one day until further agreement between the parties. The amendment was authorized by Mr Danny Mabey, a board director with no interest in Numerity. Subsequently, $675,000 of the Numerity debt was assigned to a third party, and then extinguished by the issuance of 4.5 million shares of fully-paid common stock. The balance due to Numerity at December 31, 2011 is $339,148.

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

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Financial Code of Ethics is filed as Exhibit 14.1 to this Annual Report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company believes that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have been timely.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                     Change in
                                                                                      Pension
                                                                                     Value and
                                                                     Non-Equity     Nonqualified
 Name and                                                            Incentive        Deferred
 Principal                                    Stock       Option        Plan        Compensation     All Other
 Position     Year   Salary($)    Bonus($)   Awards($)   Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------     ----   ---------    --------   ---------   ---------  ---------------  -----------   ---------------  ---------
Nitin Karnik  2011   $    --(a)    $ --       $ --       $    --        $ --            $ --           $ --         $     --
              2010   $    --(a)    $ --       $ --       $    --        $ --            $ --           $ --         $     --
              2009   $    --(b)    $ --       $ --       $    --        $ --            $ --           $ --         $     --

Danny Mabey   2011   $80,000(c,d)  $ --       $ --       $23,364        $ --            $ --           $ --         $103,364
              2010   $60,000(c,e)  $ --       $ --       $    --        $ --            $ --           $ --         $ 60,000

Simon         2011   $96,000(f,g)  $ --       $ --       $23,364        $ --            $ --           $ --         $119,364
Westbrook     2010   $88,000(f,h)  $ --       $ --       $    --        $ --            $ --           $ --         $ 88,000

----------
(a) Mr. Karnik is the CEO and owner of Numerity Corporation. The amounts billed by Numerity for engineering, design and executive services provided by Numerity, and maintenance fees due under the terms of the Numerity License Agreement in 2011, 2010, and 2009 were $895,000, $120,000 and $0, respectively. During 2011 and 2010, the Company paid Numerity $29,900 and $136,000, respectively, which was treated as payment of the oldest balance due to Numerity.

(b)  Mr. Karnik was appointed as CEO in October, 2009.
(c) Mr. Mabey's compensation for the provision of services as COO and director of the Company has not been paid due to the lack of cash available. An amount of $140,000 has been included in accounts payable at December 31, 2011 in respect of compensation due to Mr Mabey.
(d) In 2011, Mr. Mabey was granted an option to purchase 800,000 shares at $0.15 per share, vesting over two years. Using a Black Scholes valuation model, the Company calculated the value of these options amortized in 2011 was $23,264.
(e)  Mr. Mabey was appointed as a director of the Company in 2010.
(f) Mr. Westbrook's compensation for the provision of services as CFO of the Company has not been paid due to the lack of cash available. An amount of $184,000 has been included in accounts payable at December 31, 2011 in respect of compensation due to Mr. Westbrook.
(g) In 2011, Mr. Westbrook was granted an option to purchase 800,000 shares at $0.15 per share, vesting over two years. Using a Black Scholes valuation model, the Company calculated the value of these options amortized in 2011 was $23,264.
(h)  Mr. Westbrook joined the Company as CFO in February 2010.

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                           Option Awards                                        Stock Awards
                -------------------------------------------------------------    --------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                         Equity       Plan
                                                                                                        Incentive    Awards:
                                                                                                          Plan      Market or
                                                                                                         Awards:     Payout
                                                  Equity                                                Number of   Value of
                                                 Incentive                         Number               Unearned    Unearned
                                                Plan Awards;                         of       Market     Shares,     Shares,
                  Number of      Number of       Number of                         Shares    Value of   Units or    Units or
                 Securities     Securities      Securities                        or Units  Shares or    Other        Other
                 Underlying     Underlying      Underlying                        of Stock   Units of    Rights      Rights
                 Unexercised    Unexercised     Unexercised  Option     Option      That    Stock That    That        That
                  Options         Options        Unearned   Exercise  Expiration  Have Not   Have Not   Have Not    Have Not
Name       Year Exercisable(#) Unexercisable(#)  Options(#)  Price($)    Date     Vested(#)  Vested($)  Vested(#)   Vested(#)
----       ---- -------------- ---------------- ----------   -----       ----     ---------  ---------  ---------   ---------
Nitin      2011         --             --           --          --        --            --        --        --         --
Karnik     2010         --             --           --          --        --            --        --        --         --
           2009         --             --           --          --        --            --        --        --         --

Danny (a)  2011    398,904        401,096           --       $0.15     1-Sep-21    401,096   $24,066        --         --
Mabey      2010         --             --           --         --         --            --        --        --         --
           2009         --             --           --         --         --            --        --        --         --



Simon (b)  2011    398,904        401,096           --       $0.15     1-Sep-21    401,096   $24,066        --         --
Westbrook  2010         --             --           --         --         --            --        --        --         --
           2009         --             --           --         --         --            --        --        --         --

----------
(a)  Mr Mabey was  appointed  in April 2010.
(b)  Mr Westbrook was appointed in February 2010

                             PENSION BENEFITS TABLE

                                               Number of         Present
                                                 Years          Value of           Payments
                                   Plan        Credited        Accumulated        During Last
Name                    Year       Name        Service(#)       Benefit($)       Fiscal Year($)
----                    ----       ----        ----------       ----------       --------------
Nitin Karnik            2011        --             --               --                 --
                        2010        --             --               --                 --
                        2009        --             --               --                 --

Danny Mabey      (a)    2011        --             --               --                 --
                        2010        --             --               --                 --
                        2009        --             --               --                 --

Simon Westbrook  (b)    2011        --             --               --                 --
                        2010        --             --               --                 --
                        2009        --             --               --                 --

----------
(a)  Mr Mabey was  appointed  in April 2010
(b)  Mr Westbrook was appointed in February 2010

                    NONQUALIFIED DEFERRED COMPENSATION TABLE

                                    Executive          Registrant        Agregate                             Aggregate
                                  Contributions      Contributions       Earnings           Aggregate          Balance
                                  in Last Fiscal     in Last Fiscal    in Last Fiscal      Withdrawals      at Last Fiscal
Name                    Year         Year($)            Year($)           Year($)        Distributions($)     Year-end($)
----                    ----         -------            -------           -------        ----------------     -----------

Nitin Karnik            2011           --                 --                --                  --                --
                        2010           --                 --                --                  --                --
                        2009           --                 --                --                  --                --

Danny Mabey      (a)    2011           --                 --                --                  --                --
                        2010           --                 --                --                  --                --
                        2009           --                 --                --                  --                --

Simon Westbrook  (a)    2011           --                 --                --                  --                --
                        2010           --                 --                --                  --                --
                        2009           --                 --                --                  --                --

----------
(a)  Mr Mabey was  appointed  in April 2010
(b)  Mr Westbrook was appointed in February 2010

                          DIRECTOR COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                 Fees                              Non-Equity      Nonqualified
                                Earned                             Incentive         Deferred
                               Paid in      Stock      Option        Plan          Compensation      All Other
    Name               Year    Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----               ----    -------     ---------  ---------  ---------------    -----------    ---------------   --------
Nitin Karnik     (a)   2011       --          --         --             --              --              --              --
                       2010       --          --         --             --              --              --              --
                       2009       --          --         --             --              --              --              --

Danny Mabey      (b)   2011       --          --      $23,263           --              --              --           $23,263
                       2010       --          --         --             --              --              --              --
                       2009       --          --         --             --              --              --              --

----------
(a)  Mr Karnik did not receive or accrue any compensation in any year.
(b) Mr Mabey was appointed in April 2010. He has accrued, but has not been paid $140,000 for his services as a director, and COO, of the Company.

                          ALL OTHER COMPENSATION TABLE

                            Perquisites                                      Company                      Change
                             and Other                                   Contributions to  Severance    in Control
                             Personal           Tax          Insurance    Retirement and   Payments /   Payments /
Name                  Year  Benefits($)  Reimbursements($)  Premiums($)   401(k) Plans($)  Accruals($)  Accruals($)  Total($)
----                  ----  -----------  -----------------  -----------   ---------------  -----------  -----------  --------
Nitin Karnik          2011      --              --              --              --             --           --          --
                      2010      --              --              --              --             --           --          --
                      2009      --              --              --              --             --           --          --

Danny Mabey     (a)   2011      --              --              --              --             --           --          --
                      2010      --              --              --              --             --           --          --
                      2009      --              --              --              --             --           --          --

Simon Westbrook (b)   2011      --              --              --              --             --           --          --
                      2010      --              --              --              --             --           --          --
                      2009      --              --              --              --             --           --          --

----------
(a)  Mr Mabey was  appointed  in April 2010
(b)  Mr Westbrook was appointed in February 2010

                               PERQUISITES TABLE

                                 Personal Use       Financial
                                  of Company        Planning/                       Executive
Name                   Year      Car/Parking($)   Legal Fees($)    Club Dues($)   Relocation($)  Total($)
----                   ----      --------------   -------------    ------------   -------------  --------
Nitin Karnik           2011          --                --              --             --            --
                       2010          --                --              --             --            --
                       2009          --                --              --             --            --

Danny Mabey      (a)   2011          --                --              --             --            --
                       2010          --                --              --             --            --
                       2009          --                --              --             --            --

Simon Westbrook  (b)   2011          --                --              --             --            --
                       2010          --                --              --             --            --
                       2009          --                --              --             --            --

----------
(a)  Mr Mabey was  appointed  in April 2010
(b)  Mr Westbrook was appointed in February 2010

         POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

                               Before Change       After Change
                                in Control          in Control
                               Termination         Termination
                             w/o Cause or for      w/o Cause or        Voluntary                                 Change in
Name                  Year     Good Reason($)    for Good Reason($)   Termination($)   Death($)  Disability($)   Control($)
----                  ----     --------------    ------------------   --------------   --------  -------------   ----------
Nitin Karnik          2011         --                  --                 --             --          --             --
                      2010         --                  --                 --             --          --             --
                      2009         --                  --                 --             --          --             --

Danny Mabey      (a)  2011         --                  --                 --             --          --             --
                      2010         --                  --                 --             --          --             --
                      2009         --                  --                 --             --          --             --

Simon Westbrook  (b)  2011         --                  --                 --             --          --             --
                      2010         --                  --                 --             --          --             --
                      2009         --                  --                 --             --          --             --

----------
(a)  Mr Mabey was  appointed  in April 2010
(b)  Mr Westbrook was appointed in February 2010

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our common stock, as of December 31, 2011 based on an aggregate of 52,171,893 common shares of the combined entities. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

       Name and Address                      Amount of            Percentage
     of Beneficial Owner                Beneficial Ownership       of Class
     -------------------                --------------------       --------
Nitin Karnik, CEO & director (1)            11,823,529               22.7%
4944 El Camino Real, Ste 100,
Los Altos, CA 94022

Danny Mabey, COO & director (2)                464,658               0.9%
4944 El Camino Real, Ste 100,
Los Altos, CA 94022

Simon Westbrook, CFO (2)                       464,658               0.9%
4944 El Camino Real, Ste 100,
Los Altos, CA 94022

Directors and officers as a group (1)       12,752,845              24.4%

Guifeng Qui                                 13,137,255              25.2%
6-03 Xue Xi Yuan Vanke, New Town
Xin Yi Bau Da Doe,
Tianjin, PRC 300402

Sulu Karnik (3)                              3,869,608               7.4%
255 W El Camino Real,
Sunnyvale, CA 94087

Maxway Electronics, Ltd. (4)                 4,569,608               8.8%
Room 1609-12 Nan Fung Tower
173 Des Voeux Road,
Hong Kong, PRC

Directors,officers and affiliates
as a group                                  34,329,316              65.8%

----------
(1)  Excludes holdings by Nitin Karnik's spouse, Sulu Karnik.
(2) Number of shares of common stock exercisable under the Company's 2010 Stock Option plan as of February 29, 2012.
(3)  Spouse of Nitin Karnik, excludes holdings by Nitin Karnik.
(4)  Maxway Electronics, Ltd. is controlled by Sanjeev Dandpande.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Mr. Karnick, though his wholly owned Company, Numerity, has advanced cash to pay off supplier balances on behalf of the Company and the balance is reported as a loan from related party. The loan is unsecured, interest-free, and will be repaid when the Company raises sufficient cash to do so.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance and royalties. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2012. The amendment was authorized for the Company by Mr Danny Mabey, a board director with no interest in Numerity.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we have contracted the provision of executive, administration and business development services and to whom we committed to pay contract service fees of $40,000 per month. On July 1, 2010, the Company agreed to amend that service agreement such that the next $330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub-contractors, either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit for amounts due to Numerity on a rolling term of a year and one day until further agreement between the parties. The amendment was approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity . Subsequently, $675,000 of the Numerity debt was assigned to a third party, and then extinguished by the issuance of 4.5 million shares of fully-paid common stock. The balance due to Numerity at December 31, 2011 is $339,148.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by George Stewart, CPA:

                                             2011              2010
                                           --------          --------
               Audit Fees            (1)   $  9,930          $  9,749
               Audit Related Fees    (2)         --                --
               Tax Fees              (3)         --                --
               All Other fees        (4)         --                --
                                           --------          --------
               Total                       $  9,930          $  9,749
                                           ========          ========

----------
(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2) During 2011, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.
(3) During 2011, we did not incur fees for tax advice, tax planning and tax return preparation.
(4)  During 2011, we did not incur fees for other services.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2011 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61
(Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2011 fiscal year for filing with the SEC.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                              Description
------                              -----------

3(i)      Amended and Restated Articles of Incorporation*

3(ii)     Amended and Restated Bylaws*

10.1      Numerity licensing and maintenance agreement*

10.2      Numerity licensing and maintenance agreement 1st amendment*

10.3      Numerity service agreement*

10.4      Numerity service agreement 1st amendment*

10.5      Numerity service agreement 2nd amendment*

10.6      IN TV independent sales representation agreement*

10.7      Numerity license to use office agreement*

10.8      Numerity revolving credit agreement*

10.9      Numerity video library license agreement*

14.1      Financial Code of Ethics**

31.1      Sec. 302 Certification of CEO**

31.2      Sec. 302 Certification of CFO**

32.1      Sec. 906 Certification of CEO**

32.1      Sec. 906 Certification of CFO**

101       Interactive data files pursuant to Rule 405 of Regulation S-T.**

----------
* Incorporated by reference to the Company's Amended Annual Report on Form 10-K/A, filed November 14, 2011.
**   Filed herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2012              IN Media Corporation


                            By /s/ Nitin Karnik
                              --------------------------------------------------
                              Nitin Karnik
                              Chief Executive Officer and Director (Principal Executive Officer)


                            By /s/ Simon P. Westbrook
                              --------------------------------------------------
                              Simon P. Westbrook
                              Chief Financial Officer, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Nitin Karnik                                                  March 20, 2012
-----------------------------------------------------             --------------
Nitin Karnik                                                           Date
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Simon P. Westbrook                                            March 20, 2012
-----------------------------------------------------             --------------
Simon P. Westbrook                                                     Date
Chief Financial Officer, Principal Accounting Officer
(Principal Financial Officer)


/s/ Danny Mabey                                                   March 20, 2011
-----------------------------------------------------             --------------
Danny Mabey                                                            Date
Director