Form 10-Q
period 2012-03-31
IN Media Corp
filed 2012-05-11
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For the Period ended March 31, 2012

                        Commission File Number 000-54359


                              IN Media Corporation
             (Exact name of Registrant as specified in its charter)

       Nevada                                                  20-8644177
(State of Incorporation)                                (IRS Employer ID Number)

               4920 El Camino Real, Suite 100, Los Altos, CA 94022
                              Phone: (408) 786-5489
          (Address and telephone number of principal executive offices)

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

As of May 11, 2011, the registrant had 55,671,893 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IN MEDIA CORPORATION

                            INDEX TO FORM 10-Q FILING
               FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Condensed Financial Statements (unaudited)                    3
              Interim Balance Sheets                                           4
              Interim Statements of Operations                                 5
              Interim Changes in Financial Positions                           6
              Notes to the Interim Financial Statements                        7

Item 2.  Management Discussion & Analysis of Financial Condition and Results
         of Operations                                                        15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           21

Item 4.  Controls and Procedures                                              21


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 1A. Risk Factors                                                         22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          32

Item 3.  Defaults Upon Senior Securities                                      32

Item 4.  Mine Safety Disclosures                                              32

Item 5   Other information                                                    32

Item 6.  Exhibits                                                             32

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's amended annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

                              In Media Corporation
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                     March 31, 2012        December 31, 2011
                                                                     --------------        -----------------
                                                                       Unaudited               Audited
ASSETS

Cash                                                                  $        987           $         52

Movie distribution systems                                                  40,000                 40,000
                                                                      ------------           ------------

TOTAL ASSETS                                                          $     40,987           $     40,052
                                                                      ============           ============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                   $    406,030           $    368,791
  Accrued interest                                                           8,894                  7,797
  Advances and deposits received from customers                             47,650                 47,650
  Derivative liability on convertible notes                                 23,780                 23,780
  Convertible note, principal amount                                        55,000                 55,000
  Less discount                                                            (11,562)               (19,782)
                                                                      ------------           ------------
                                                                            43,438                 35,218
                                                                      ------------           ------------
TOTAL CURRENT  LIABILITIES                                                 529,792                483,236

LONG TERM LIABILITIES

Long tern note from related party                                            4,958                339,148

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par value;
   55,671,893 and 52,171,893 shares issued and outstanding
   at March 31, 2012 and December 31,  2011, respectively                   55,672                 52,172
  Additional paid-in Capital                                             2,220,587              1,862,405
  Deficit accumulated during the development stage                      (2,770,022)            (2,696,909)
                                                                      ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                (493,763)              (782,332)
                                                                      ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     40,987           $     40,052
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

                              In Media Corporation
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                    Unaudited

                                                                                                   Inception
                                                                                                October 27, 2008
                                                 Three months Ended     Three months Ended          Through
                                                   March 31, 2012         March 31, 2011         March 31, 2012
                                                   --------------         --------------         --------------
                                                                             Restated
EXPENSES
  General & administrative                          $     63,794           $     81,538           $  1,946,095
  Development expenses                                        --                103,750                618,250
  Interest and debt interest expense                       9,319                 30,116                205,677
                                                    ------------           ------------           ------------

NET (LOSS)                                          $    (73,113)          $   (215,404)          $ (2,770,022)
                                                    ============           ============           ============

Basic and fully-diluted (loss) per share *          $      (0.00)          $      (0.00)
                                                    ============           ============
Weighted average number of basic
 common shares outstanding                            53,921,893             46,481,371
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

                              In Media Corporation
                          (A Development Stage Company)
                       Condensed Statements of Cash flows
                                    Unaudited

                                                                                                             Inception
                                                                                                          October 27, 2008
                                                               Three months ended   Three months ended        Through
                                                                 March 31, 2012       March 31, 2011       March 31, 2012
                                                                  ------------         ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                        $    (73,113)        $   (215,404)        $ (2,770,022)
  Adjustments to reconcile net income to net cash
   used in operating activities
     Stock issued to consultants in lieu of cash                            --                   --              568,000
     Amortization of prepaid maintenance expense                            --              103,750                   --
     Non cash compensation expense on options                           11,682                   --               59,369
     Conversion of notes and accrued interest into common stock             --               61,500                   --
     Accrual of interest on notes payable                                1,097                2,715                8,894
     Amortization of debt discount                                       8,220               27,400              133,108
     Settlement of liabilities by issuance of common stock                  --                   --            1,025,000
  Increase (decrease) in operating liabilities
     Accounts payable                                                   37,239              (10,414)             406,030
     Advances and deposits from customers                                   --               47,650               47,650
     Advances from related party                                        15,810               (3,900)               4,958
     Loan from director                                                     --               (2,100)                  --
                                                                  ------------         ------------         ------------
Total cash provided by (used in) operating activities                      935               11,197             (517,013)
                                                                  ------------         ------------         ------------
CASH FLOW FROM INVESTING ACTIVITIES

Total cash provided by (used in) investing activities                       --                   --                   --
                                                                  ------------         ------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    --                   --              290,000
  Sale of convertible notes, net of repayments                              --               42,500              228,000
                                                                  ------------         ------------         ------------
Total cash provided by  financing activities                                --               42,500              518,000
                                                                  ------------         ------------         ------------

Net increase  in cash                                                      935               53,697                  987

Cash at beginning of period                                                 52                   62                   --
                                                                  ------------         ------------         ------------

Cash at end of period                                             $        987         $     53,759         $        987
                                                                  ============         ============         ============
Supplemental Cash Flow Information:
  Interest Paid                                                   $         --         $         --         $         --
                                                                  ============         ============         ============
  Taxes Paid                                                      $         --         $         --         $      2,400
                                                                  ============         ============         ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          Notes to Financial Statements
               for the Three Months Ended March 31, 2012 and 2011
                                   (Unaudited)


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

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2012, the Company had accumulated a loss from operations of $2.8 million and has earned no revenues since inception, and our liabilities exceed our assets by over $490,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of March 31, 2012. Our ability to fulfil sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manaufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage during 2012. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to December 31, 2010 the Company reconsidered the manner in which it had been accounting for convertible debt issued as a primary means of raising additional equity funding. It concluded that the financial statements were not reported in accordance with GAAP and incorrectly stated the financial position at December 31, 2010 and results of operations for the year then ended as described in Note 3 to the Financial Statements in this Amended and Restated Form 10-K/A. As a result, as of November 15, 2011, the Company re-stated its financial statements as at December 31, 2010, and filed an amended Form 10-K/A in order to comply with guidance provided by ASC 815-15-25-1. The Company also determined, for the same reason, that the Form 10-Q filed for the three months ended March 31, 2011 was not reported in accordance with GAAP and incorrectly stated the financial position and results of operations for the period then ended, and that they should also be subject to adjustments to ensure compliance with ASC 815-15-25-1, as well as adjustments to opening balances for accumulated deficit and additional paid in capital, and other corrections of the December 31, 2010 comparative data to reflect the restated December 31, 2010 financial statements.

The Company did not file amended and restated Forms 10-Q for this period but includes below a summary of the changes that would have been presented had it filed amended Forms 10-Q/A for these periods. The data provided in the Form 10-Q for March 31, 2012 reflects the restated financial position as at March 31, 2011 and for the three months then ended.

                                       Amounts as
                                       previously                 Amounts as
Amounts in $s except share data         reported    Adjustments    restated                    Comment
-------------------------------         --------    -----------    --------                    -------
BALANCE SHEET AS AT MARCH 31, 2011
Derivative liability on notes                 --      98,738         98,738   To record derivative embedded in convertible
                                                                              notes
Long-term liability: Convertible
 note, net of discount                    90,000     (90,000)            --   Reclassified as short-term liability
Current liability: Convertible
 note, net of discount                        --      57,720         57,720   Reclassified from long-term liability and
                                                                              re-valued to reflect discount for embedded
                                                                              derivative liability, net of amortization
Additional paid-in capital               903,484     106,228      1,009,712   Amortization of discount on notes &
                                                                              restatement of prior year additional paid-in
                                                                              capital
Accumulated deficit                   (1,880,793)   (172,947)    (2,053,740)  Amortization of discount on notes &
                                                                              restatement of prior year accumulated deficit
STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED MARCH 31, 2011
General & administrative expense          20,038      (2,500)        17,538   Adjustment to consultant compensation
Interest and debt discount
 amortization expense                      2,715      27,401         30,116   Amortization of discount on notes
Net loss                                (190,503)    (24,902)      (215,405)  Amortization of discount on notes and consultant compensation
STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2011
Net loss                                (190,503)    (24,902)      (215,405)  Amortization of discount on notes and consultant compensation
Amortization of note discount                 --      27,401         27,401   Amortization of discount on notes

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

D) FAIR VALUE OF FINANCIAL  INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2012. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

    Level 1. Observable inputs such as quoted prices in active markets;

    Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

    Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

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

G) STOCK-BASED COMPENSATION
ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 and prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, and may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

H) DERIVATIVE INSTRUMENTS
The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $17,269 during the three months ended March 31, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended March 31, 2012 and 2011, the Company amortized $8,221and $27,401, respectively, as debt discount expense. At March 31, 2012, the Company valued the derivative liability and determined that the carrying value was in line with market value and, accordingly, no adjustments were made to the value of derivative liability or additional paid-in capital.

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

B) SHARE ISSUANCES
Since inception (October 27, 2008) to March 31, 2012, the Company has issued the following shares:

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

     (iv) In addition, the Company has issued a total of 10,671,893 common stock shares to (a) consultants for payment of services provided, (b) vendors for the purchase and payment of movie distribution systems including storage and distribution hardware, operating software, and rights to distribute two thousand movie titles, (c) creditors for settlement of outstanding debt, and (d) a noteholder for conversion of certain notes payable and accrued interest thereon as set out in the following table:

                                       Quarter ended    Year ended       Year ended
                                          ended            ended            ended
SUMMARY ISSUANCE OF COMMON STOCK         March 31,      December 31,     December 31,
       # Shares                            2012            2011             2010             Total
       --------                         ----------      ----------       ----------       ----------
Payment of consultants                          --         400,000          417,000          817,000
Purchase of assets                              --         250,000               --          250,000
Conversion of notes                             --       1,403,904          145,618        1,549,522
Settlement of debt                       3,500,000       4,500,000               --        8,000,000
Payment of note interest                        --          55,371               --           55,371
                                        ----------      ----------       ----------       ----------
Total                                    3,500,000       6,609,275          562,618       10,671,893
                                        ==========      ==========       ==========       ==========

                                       Quarter ended    Year ended       Year ended
                                          ended            ended            ended
                                         March 31,      December 31,     December 31,
   Value of Shares                         2012            2011             2010             Total
   ---------------                      ----------      ----------       ----------       ----------

Payment of consultants                          --      $   64,000       $  503,999       $  567,999
Purchase of assets                              --          40,000               --           40,000
Conversion of notes                             --         143,000           30,000          173,000
Settlement of debt                      $  350,000         675,000               --        1,025,000
Payment of note interest                        --           6,120               --            6,120
                                        ----------      ----------       ----------       ----------
Total                                   $  350,000      $  928,120       $  533,999       $1,812,119
                                        ==========      ==========       ==========       ==========

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

6. NOTES PAYABLE

The Company issued Convertible Notes ("Notes"), all carrying interest at 8% per annum, to a single note holder as set forth in the following table.

                   Original Note                                Balance of Notes
Date of Issuance     Proceeds      Converted        Repaid        Outstanding
----------------     --------      ---------        ------        -----------

8-Jun-10            $ 100,000      $(100,000)     $      --        $      --
27-Jul-10           $  53,000      $ (53,000)     $      --        $      --
17-Nov-10           $  47,500      $      --      $ (47,500)       $      --
25-Jan-11           $  42,500      $      --      $ (42,500)       $      --
7-Apr-11            $  50,000      $ (30,000)     $ (20,000)       $      --
4-Oct-11            $  55,000      $      --      $      --        $  55,000
                    ---------      ---------      ---------        ---------
                    $ 293,000      $(183,000)     $(110,000)       $  55,000
                    =========      =========      =========        =========

The Notes can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. The Company is required to maintain an available pool of common shares equal to 300% of the number of shares required for conversion. As at March 31, 2012, one note remained outstanding with principal amount of $53,000 There are no warrants attached to the Notes.

The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $17,209 during the three months ended March 31, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended March 31, 2012 and 2011, the Company amortized $8,221 an $27,401, respectively, as debt discount expense. At March 31, 2012, the Company valued the derivative liability and determined that the carrying value was in line with market value and, accordingly, no adjustments were made to the value of derivative liability or additional paid-in capital.

7. INCOME TAXES

The Company has incurred operating losses of $2,770,022 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                                 March 31, 2012
                                                                 --------------
Future income tax assets:
  Net operating loss from October 27, 2008 (inception)
   to March 31, 2012                                              $ 2,770,022
  Statutory tax rate (combined federal and state)                        39.7%
  Non-capital tax loss                                              1,101,071
  Valuation allowance                                              (1,101,071)
                                                                  -----------
                                                                  $        --
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

9. RELATED PARTY TRANSACTIONS

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box ("STB") designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through March 31, 2012 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as at March 31, 2012. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2012. The amendment was authorized for the Company by Mr Danny Mabey, a board director with no interest in Numerity.

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

As at March 31, 2012, Numerity has assigned $1,025,000 of this related party debt to third parties which was subsequently paid off through the issuance of fully paid shares of common stock, leaving a balance due to Numerity at March 31, 2012 of $4,958. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, we have obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

From time to time, Mr. Karnick, though his wholly owned Company, Numerity, has advanced cash to pay off supplier balances on behalf of the Company and the balance is reported as a loan from related party. The loan is unsecured, interest-free, and has been or will be repaid when the Company raises sufficient cash to do so. During the first quarter of 2012, Numerity Corporation advanced $15,810 to the Company which was used to pay off supplier balances. Numerity did not bill the Company for any services or maintenance during the quarters ended March 31, 2012 or March 31, 2011.

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

10. SUBSEQUENT EVENTS

In April, 2012, the Company converted the $55,000 principal balance of convertible notes payable, together with accrued interest of $2,200 into 1,970,944 fully-paid shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Company adopted at management's discretion, the most conservative recognition of revenue based on the most stringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements. In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements. All material risks are described in the risk section of this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to In Media corporation, unless the context requires otherwise.

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. We are a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the our company's common stock, we received all the issued and outstanding stock of In Media, and IN Media was merged into Tres Estrellas. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of our company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through March 31, 2012. Our fiscal year end is December 31.

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

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the "Service Agreement") to us,. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, on as of January 1, 2011 our company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for our benefit.. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

Additionally, in November 2008, we licensed our engineering technology, IP and set top box designs (the "Licensing and Maintenance Agreement") from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was additionally approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

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

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of March 31, 2012. Our ability to fulfil sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manaufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage during fiscal 2012.

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

RESULTS OF OPERATIONS

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $2,770,022 in expenses since inception through March 31, 2012. Although we have received purchase orders for our hardware products from time to time, as a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and such orders subsequently lapsed. We will not be able to fulfill or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure approximately up to $500,000 in financing to secure the first delivery on any orders booked. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment.

We incurred $63,794 and $81,538 in general administrative expenses for the three months ended March 31, 2012 and 2011, respectively. These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings. The decrease of 21.8% over the same period in 2011 was principally due to a reduction in consulting fees.

Additionally, we incurred $0 and $103,750 of development expenses in the three months ended March 31, 2012 and 2011, respectively. We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which it committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended with $0 being amortized in the three months ended March 31, 2012, and $103,750 in the three months ended March 31, 2011. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $9,319 and $30,116 for the three months ended March 31, 2012 and 2011, respectively. The interest expense for the three months ended March 31, 2012 included $8,221 amortization of debt discount, and $1,098 of note interest. The interest charges reflect interest of 8 % pa on the actual amounts of notes outstanding during the respective periods.

The following table provides selected financial data about our company as at March 31, 2012.

               Balance Sheet Data:
               -------------------
               Cash                                    $     987
               Total assets                            $  40,987
               Total liabilities                       $ 534,750
               Shareholders' equity (deficit)          $(493,763)

LIQUIDITY AND CAPITAL RESOURCES

Our cash  balance at March 31, 2012 was $1,987.  During the three  months  ended
March 31, 2012, we generated $935 in cash, all of which was generated by operating activities. We also received an advance from Numerity of $15,810.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of our company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $348,000 as of March

31, 2012, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. We filed an S-1 registration statement on September 13, 2010 in contemplation of raising up to $4 million from the sale of our common stock, however, this filing was withdrawn on October 18, 2010 so as not to limit other short-term fund-raising activities being undertaken in connection with providing the working capital we need to fund recently received purchases orders. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock was listed on the OTCQB exchange rather than on the OTC Bulletin Board, and this may have hampered our ability to raise additional note financing from our current note finance partner or other potential investors. Subsequently, in June 2011 our application for relisting on OTC Bulletin Board was approved by FINRA.

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

On September 30, 2009, we adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, as amended, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Item 1A of the Company's Form 10-K for the year ended December 31, 2011, including but not limited, to the following:

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

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements. The report states that we had accumulated a loss from operations of $2.8 million and have earned no revenues since inception, and our liabilities exceed our assets by approximately $0.5 million. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

Subsequent to the year ended December 31, 2010, the Company identified a weakness in its internal controls and reporting standards in connection with ASC815-5-25-1; accounting for derivative liabilities embedded in its convertible notes. This weakness was subsequently addressed and corrected and an amended Form 10-K/A filed in respect of this period.

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

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Nitin Karnik, the Company's Chief Executive Officer and Simon Westbrook, our Company's Chief Financial Officer. Neither of these executives have yet been paid for the services they have provided and the loss of the services of either officer for any reason may have a material adverse effect on our business and prospects. We cannot assure you that their services will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not carry key man life insurance for any key personnel.

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

From time to time, the Company has issued convertible notes which can be converted at the noteholder's option any time after six months from the issuance date based on 62.5% of the average of the lowest three closing bid prices over the ten days preceding the conversion date. We have at times experienced considerable volatility in our share price and if the share price falls in advance of a note conversion date, investors could suffer significant dilution when the notes are converted into shares of common stock. We are required to maintain an available pool of common shares equal to 300% of the number of shares required for conversion. As at March 31, 2012, we have reserved 5,556,041shares of common stock to cover the conversion of the then outstanding Notes and accrued interest.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY LIMIT ITS ELIGIBILITY FOR CLEARING HOUSE DEPOSIT.

We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades, in our securities. This would materially and adversely affect the marketability and liquidity of our shares and, accordingly may materially and adversely affect the value of an investment in our common stock.

WE ARE AN "EMERGING GROWTH COMPANY" AND WE CANNOT BE CERTAIN IF THE REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in
Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An "emerging growth company" can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

WE WILL INCUR INCREASED COSTS AND DEMANDS UPON MANAGEMENT AS A RESULT OF COMPLYING WITH THE LAWS AND REGULATIONS THAT AFFECT PUBLIC COMPANIES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, BUSINESS AND PROSPECTS.

As a public company and particularly after we cease to be an "emerging growth company," we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company."

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an "emerging growth company" as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an "emerging growth company" immediately.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 3,500,000 and 4,500,000 of fully-paid shares of common stock during the three months ended March 31, 2012 and March 31, 2011, respectively, in both cases for the conversion of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS.

                                                                        Exhibit
                                                                        Number
                                                                        ------
Amended and Restated Articles of Incorporation                            3.1**

Amended and Restated Bylaws                                               3.2**

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

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                         Date: May 11, 2012
---------------------------------------
Nitin Karnik
President, Chief Executive Officer
and Director


/s/ Simon Westbrook                                      Date: May 11, 2012
---------------------------------------
Simon Westbrook
Chief Financial Officer & Principal
Accounting Officer