Form 10-Q
period 2012-06-30
IN Media Corp
filed 2012-08-15
CIK 1399488

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

             For the transition period from __________ to __________

                        Commission File Number 000-54359


                              IN MEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

    Nevada                                                           20-8644177
  (State of                                                        (IRS Employer
Incorporation)                                                      (ID Number)

               4920 El Camino Real, Suite 100, Los Altos, CA 94022
                    (Address of Principal Executive Offices)

                              Phone: (408) 786-5489
                           (Issuer's telephone number)

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

As of August 15, 2012, the registrant had 57,633,837 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IN MEDIA CORPORATION

                            INDEX TO FORM 10-Q FILING
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Condensed Financial Statements (unaudited)                    3
           Interim Balance Sheets                                              4
           Interim Statements of Operations                                    5
           Interim Changes in Financial Positions                              6
           Notes to the Interim Financial Statements                           7
Item 2.  Management Discussion & Analysis of Financial Condition and Results
         of Operations                                                        13
Item 3   Quantitative and Qualitative Disclosures About Market Risk           20
Item 4.  Controls and Procedures                                              20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21
Item 1A. Risk Factors                                                         21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          30
Item 3.  Defaults Upon Senior Securities                                      30
Item 4.  Mine Safety Disclosures                                              30
Item 5   Other information                                                    30
Item 6.  Exhibits                                                             30

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's amended annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

                              IN MEDIA CORPORATION
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                              June 30,             December 31,
                                                                                2012                   2011
                                                                            ------------           ------------
                                                                             Unaudited               Audited
ASSETS
  Cash                                                                      $        663           $         52
  Movie distribution systems                                                      40,000                 40,000
                                                                            ------------           ------------

TOTAL ASSETS                                                                $     40,663           $     40,052
                                                                            ============           ============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable and accrued liabilities                                 $    496,970           $    416,441
  Accrued interest                                                                    --                  7,797
  Derivative liability on convertible notes                                           --                 23,780
  Convertible note, principal amount                                                  --                 55,000
  Less discount                                                                       --                (19,782)
                                                                            ------------           ------------
TOTAL CURRENT  LIABILITIES                                                       496,970                483,236
                                                                            ------------           ------------
LONG TERM LIABILITIES
  Long term note from related party                                               13,058                339,148

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par value;
   57,633,837 and 52,171,893 shares issued and outstanding
   at June 30, 2012 and December 31,  2011, respectively                          57,634                 52,172
  Additional paid-in Capital                                                   2,308,589              1,862,405
  Deficit accumulated during the development stage                            (2,835,588)            (2,696,909)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                      (469,365)              (782,332)
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $     40,663           $     40,052
                                                                            ============           ============


 The Accompanying Footnotes are an Integral Part of These Financial Statements.

                              IN MEDIA CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                    Unaudited

                                                                                                                   Inception
                                         Three Months      Three Months       Six Months         Six Months     October 27, 2008
                                            Ended             Ended             Ended              Ended            Through
                                           June 30,          June 30,          June 30,           June 30,          June 30,
                                             2012              2011              2012               2011              2012
                                         ------------      ------------      ------------       ------------      ------------
EXPENSES
  General & administrative               $     63,398      $    240,933      $    127,192       $    324,971      $  2,009,493
  Development expenses                             --           103,750                --            207,500           618,250
  Interest and debt interest expense            2,168            24,028            11,487             26,743           207,845
                                         ------------      ------------      ------------       ------------      ------------

NET (LOSS)                               $    (65,566)     $   (368,711)     $   (138,679)      $   (559,214)     $ (2,835,588)
                                         ============      ============      ============       ============      ============

BASIC (LOSS) PER SHARE*                  $      (0.00)     $      (0.01)     $      (0.00)      $      (0.01)
                                         ============      ============      ============       ============
WEIGHTED AVERAGE NUMBER OF BASIC
 COMMON SHARES OUTSTANDING                 57,633,837        47,408,977        55,232,448         46,843,160
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


 The Accompanying Footnotes are an Integral Part of These Financial Statements.

                              IN MEDIA CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                    Unaudited

                                                                                                              Inception
                                                                        Six months         Six months      October 27, 2008
                                                                          ended              ended             Through
                                                                         June 30,           June 30,           June 30,
                                                                           2012               2011               2012
                                                                       ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                             $   (138,679)      $   (559,214)      $ (2,835,588)
  Adjustments to reconcile net income to net cash
   used in operating activities
     Stock issued to consultants in lieu of cash                                 --             64,000            567,999
     Amortization of prepaid maintenance expense                                 --            207,500                 --
     Non cash compensation expense on options                                23,364                 --             71,051
     Conversion of notes and accrued interest into common stock             (60,835)                --            204,266
     Accrual of interest on notes payable                                        --              4,943                 --
     Amortization of debt discount                                           72,322                 --            138,053
     Settlement of liabilities by issuance of common stock                       --                 --          1,054,854
  Increase (decrease) in operating liabilities
     Accounts payable                                                        80,529            259,900            496,970
     Advances from related party                                             23,910            (19,900)            13,058
     Loan from director                                                          --             (2,100)                --
                                                                       ------------       ------------       ------------
           TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                611            (44,871)          (289,337)
                                                                       ------------       ------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES

           TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 --                 --                 --
                                                                       ------------       ------------       ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                         --                 --            290,000
  Sale of convertible notes, net of repayments                                   --             45,000                 --
                                                                       ------------       ------------       ------------
           TOTAL CASH PROVIDED BY  FINANCING ACTIVITIES                          --             45,000            290,000
                                                                       ------------       ------------       ------------
Net increase  in cash                                                           611                129                663
Cash at beginning of period                                                      52                 62                 --
                                                                       ------------       ------------       ------------

CASH AT END OF PERIOD                                                  $        663       $        191       $        663
                                                                       ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                        $         --       $         --       $         --
                                                                       ============       ============       ============
  Taxes Paid                                                           $        800       $         --       $      2,400
                                                                       ============       ============       ============


 The Accompanying Footnotes are an Integral Part of These Financial Statements.

                              IN MEDIA CORPORATION
               NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS
                   AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
                                   (Unaudited)


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

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2012, the Company had accumulated a loss from operations of $2.8 million and has earned no revenues since inception, and our liabilities exceed our assets by over $460,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of June 30, 2012. Our ability to fulfil sales orders is strongly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage by the end of 2012. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2012. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

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

H) DERIVATIVE INSTRUMENTS
The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $37,585 during the six months ended June 30, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the six months ended June 30, 2012 and 2011, the Company amortized $10,389 and $44,736, respectively, as debt discount expense. In April 2012, the Company converted all remaining notes into common stock, and, accordingly, the residual derivative liability and note discount reserve were offset against additional paid-in capital.

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

On June 17, 2010, the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company's 2010 Stock Option Plan. During the period from registration through June 30, 2012, the Company issued 2,417,000 shares to consultants and employees, and has 83,000 registered shares available for future issuance.

B) SHARE ISSUANCES
Since inception (October 27, 2008) to June 30, 2012, the Company has issued the following shares:

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

     (iv) In addition, the Company has issued a total of 12,633,387 common stock shares to (a) consultants for payment of services provided, (b) vendors for the purchase and payment of movie distribution systems including storage and distribution hardware, operating software, and rights to distribute two thousand movie titles, (c) creditors for settlement of outstanding debt, and (d) a noteholder for conversion of certain notes payable and accrued interest thereon as set out in the following table:

SUMMARY ISSUANCE OF COMMON STOCK

                                  Six Months       Year Ended      Year Ended
                                    Ended            Ended           Ended
                                   June 30,        December 31,    December 31,
# Shares                             2012             2011            2010             Total
--------                          ----------       ----------      ----------       -----------
Payment of consultants                    --          400,000         417,000           817,000
Purchase of assets                        --          250,000              --           250,000
Conversion of notes                1,961,944        1,403,904         145,618         3,511,466
Settlement of debt                 3,500,000        4,500,000              --         8,000,000
Payment of note interest                  --           55,371              --            55,371
                                  ----------       ----------      ----------       -----------

Total                              5,461,944        6,609,275         562,618        12,633,837
                                  ==========       ==========      ==========       ===========

                                  Six Months       Year Ended      Year Ended
                                    Ended            Ended           Ended
                                   June 30,        December 31,    December 31,
Value of Shares                      2012             2011            2010             Total
---------------                   ----------       ----------      ----------       -----------
Payment of consultants            $       --       $   64,000      $  503,999           567,999
Purchase of assets                        --           40,000              --            40,000
Conversion of notes                   55,000          143,000          30,000           228,000
Settlement of debt                   350,000          675,000              --         1,025,000
Payment of note interest                                6,120              --             6,120
                                  ----------       ----------      ----------       -----------

Total                             $  405,000       $  928,120      $  533,999       $ 1,867,119
                                  ==========       ==========      ==========       ===========

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

5. NOTES PAYABLE

The Company issued Convertible Notes ("Notes"), all carrying interest at 8% per annum, to a single note holder as set forth in the following table.

Date of           Original Note                                 Balance of Notes
Issuance            Proceeds       Converted         Repaid       Outstanding
--------            --------       ---------         ------       -----------
 8-Jun-10     1     $100,000       $(100,000)                        $ --
27-Jul-10     2     $ 53,000       $ (53,000)                        $ --
17-Nov-10     3     $ 47,500                        $ (47,500)       $ --
25-Jan-11     4     $ 42,500                        $ (42,500)       $ --
 7-Apr-11     5     $ 50,000       $ (30,000)       $ (20,000)       $ --
 4-Oct-11     6     $ 55,000       $ (55,000)                        $ --
                    --------       ---------        ---------        ----
                    $348,000       $(238,000)       $(110,000)       $ --
                    ========       =========        =========        ====

The Notes have all been repaid or converted, and none remained outstanding at June 30, 2012.

The  Company  recognized  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $37,584 during the six months ended June 30, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the six months ended June 30, 2012 and 2011, the Company amortized $10,389 and $44,736, respectively, as debt discount expense. On a quarterly basis, the Company valued the derivative liability to determine that the carrying value was in line with market value and, adjustments were made to the value of derivative liability or additional paid-in capital as required. In April 2012, the Company converted all remaining notes into common stock, and, accordingly, the residual derivative liability and note discount reserve were offset against additional paid-in capital.

6. INCOME TAXES

The Company has incurred operating losses of $2,835,588 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                                   June 30, 2012
                                                                   -------------
Future income tax assets:
  Net operating loss from October 27, 2008
   (inception) to June 30, 2012)                                   $ 2,835,588
  Statutory tax rate (combined federal and state)                         39.8%
  Non-capital tax loss                                               1,129,159
  Valuation allowance                                               (1,129,159)
                                                                   -----------

                                                                   $        --
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

8. RELATED PARTY TRANSACTIONS

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box ("STB") designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through June 30, 2012 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as at March 31, 2012. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the after the first commercial shipment. The amendment was authorized for the Company by Mr Danny Mabey, a board director with no interest in Numerity.

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

As at June 30, 2012, Numerity has assigned $1,375,000 of this related party debt to third parties which was subsequently paid off through the issuance of fully paid shares of common stock, leaving a balance due to Numerity at June 30, 2012 of $13,058. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, we have obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

From time to time, Mr. Karnick, through his wholly owned Company, Numerity, has advanced cash to pay off supplier balances on behalf of the Company and the balance is reported as a loan from related party. The loan is unsecured, interest-free, and has been or will be repaid when the Company raises sufficient cash to do so. Numerity did not bill the Company for any services or maintenance during the six months ended June 30, 2012 or June 30, 2011.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

Included in this Report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements
include  those  that  use  forward-looking   terminology,   such  as  the  words
"anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Such risks include, among others, the following: our ability to continue financing our operations either through debt or equity offerings, international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or except as required by the federal securities laws. . All material risks are described in the risk section of this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to In Media Corporation, unless the context requires otherwise.

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. We are a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the our company's common stock, we received all the issued and outstanding stock of In Media, and IN Media was merged into Tres Estrellas. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of our company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through June 30, 2012. Our fiscal year end is December 31.

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

TRENDS AND MARKET OPPORTUNITIES

     * In recent years the opportunity for IPTV has been fuelled by various factors including, but not limited to improvements in broadband technology and infrastructure, and consequent reduced cost
     * Growth of mass market adoption of broadband access including mobile applications
     * Consumer expectations and pressure for video on demand rather than general broadcast distribution which has become increasingly expensive and generally poor quality content
     * Fragmentation and specialization of content ownership encouraging content owners to make their content available by subscription, advertising sponsorship, or as a message delivery medium

These trends have taken place in the North American market, but even more so in developing countries around the world. Although we have focussed our efforts on developing business opportunities in China, the demand is universal, and we have received expressions of interest in our hardware products from India and Sri Lankar.

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

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the "Service Agreement") to us. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, on as of January 1, 2011 our company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for our benefit. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

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

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of June 30, 2012. Our ability to fulfil sales orders is strongly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manufacturer to finance production of this order and believe, although we cannot guarantee, to move beyond our development stage into an operational stage by the end of 2012.

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

RESULTS OF OPERATIONS

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $2,835,588 in expenses since inception through June 30, 2012. Although we have received purchase orders for our hardware products from time to time, as a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and such orders subsequently lapsed. We will not be able to fulfill or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure approximately up to $500,000 in financing to secure the first delivery on any orders booked. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and a purchase order from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the order may be cancelled or diverted to other providers of IP TV equipment.

OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012

We incurred $63,398 and $240,933 in general administrative expenses for the three months ended June 30, 2012 and 2011, respectively. These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings. The decrease of 73.4% over the same period in 2011 was principally due to a reduction in consulting fees.

Additionally, we incurred $0 and $103,750 of development expenses in the three months ended June 30, 2012 and 2011, respectively. We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which it committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended with $0 being amortized in the three months ended June 30, 2012, and $103,750 in the three months ended June 30, 2011. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $2,168 and $24,028 for the three months ended June 30, 2012 and 2011, respectively. The related note was converted into common stock in April 2012, thereby eliminating interest expense from that date. Interest expense for the three months ended June 30, 2012 included $2,168 amortization of debt discount, and $0 of note interest.

OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012

We incurred $127,192 and $324,971 in general administrative expenses for the six months ended June 30, 2012 and 2011, respectively. These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings. The decrease of 60.9% over the same period in 2011 was principally due to a reduction in consulting fees.

Additionally, we incurred $0 and $207,500 of development expenses in the six months ended June 30, 2012 and 2011, respectively. We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which it committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended with $0 being amortized in the three months ended June 30, 2012, and $207,500 being amortized in the six months ended June 30, 2011.

Interest and debt discount expense amounted to $11,487 and $26,743 for the six months ended June 30, 2012 and 2011, respectively. All notes were converted into common stock as of April 2012, thereby eliminating interest expense from that date. Interest expense for the six months ended June 30, 2012 included $10,389 amortization of debt discount, and $1,098 of note interest.

The following table provides selected financial data about our company as at June 30, 2012.

               Balance Sheet Data:
               -------------------
               Cash                                    $     663
               Total assets                            $  40,663
               Total liabilities                       $ 510,028
               Shareholders' equity (deficit)          $(469,365)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2012 was $663. During the six months ended June 30, 2012, we generated $611 in cash, all of which was generated by operating activities. We also received advances of $23,910 from Numerity which was used to pay outstanding liabilities.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of our company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $348,000 as of June 30, 2012, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future.. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock was listed on the OTCQB exchange rather than on the OTC Bulletin Board, and this may have hampered our ability to raise additional note financing from our current note finance partner or other potential investors. Subsequently, in June 2011, our application for relisting on OTC Bulletin Board was approved by FINRA.

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

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements. On July 1, 2009, we adopted guidance on fair value measurement for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

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

In June 2011, the FASB issued a new accounting standard requiring most entities to present items of net income and other comprehensive income either in one continuous statement -- referred to as the statement of comprehensive income -- or in two separate, but consecutive, statements of net income and comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new standard included a requirement to present reclassification adjustments out of accumulated other comprehensive income by component on the face of the financial statements. In December 2011, the reclassification requirement within the new standard was deferred until further guidance is issued on this topic. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued an updated accounting standard to allow entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the updated standard an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

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

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements. The report states that as of June 30, 2012, we had accumulated a loss from operations of $2.8 million and have earned no revenues since inception, and our liabilities exceed our assets by over $460,000. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

There may be little demand for shares of our common stock on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

WE HAVE ISSUED, AND MAY ISSUE ADDITIONAL CONVERTIBLE NOTES WHICH COME DUE FOR CONVERSION OR REPAYMENT BASED ON A VARIABLE AVERAGE SHARE PRICE AT THAT TIME, AND SHAREHOLDERS MAY SUFFER SIGNIFICANT DILUTION IF OUR STOCK PRICE IS THEN LOW.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 5,461,944 and 1,846,339 fully-paid shares of common stock during the six months ended June 30, 2012 and June 30, 2011, respectively, for the settlement of outstanding liabilities, purchase of assets, and conversion of convertible notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibit                                                                  Number
-------                                                                  ------
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

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                           Date: August 15, 2012
--------------------------------------
Nitin Karnik
President, Chief Executive Officer
and Director


/s/ Simon Westbrook                                        Date: August 15, 2012
--------------------------------------
Simon Westbrook
Chief Financial Officer & Principal
Accounting Officer