Form 10-Q
period 2012-09-30
IN Media Corp
filed 2012-11-16
CIK 1399488

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

               For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

              For the transition period from _________ to _________

                        Commission File Number 000-54359


                              IN Media Corporation
             (Exact name of Registrant as specified in its charter)

    Nevada                                                           20-8644177
  (State of                                                        (IRS Employer
Incorporation)                                                       ID Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

As of November 13, 2012, the registrant had 57,633,837 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IN MEDIA CORPORATION

                            INDEX TO FORM 10-Q FILING
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's amended annual report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

                              in Media Corporation
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                            September 30,          December 31,
                                                                                2012                   2011
                                                                            ------------           ------------
                                                                             Unaudited               Audited
ASSETS
  Cash                                                                      $      1,528           $         52
  Movie distribution systems                                                      40,000                 40,000
                                                                            ------------           ------------
      TOTAL ASSETS                                                          $     41,528           $     40,052
                                                                            ============           ============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable and accrued liabilities                                 $    545,659           $    416,441
  Accrued interest                                                                    --                  7,797
  Derivative liability on convertible notes                                           --                 23,780
  Convertible note, principal amount                                                  --                 55,000
  Less discount                                                                       --                (19,782)
                                                                            ------------           ------------
      TOTAL CURRENT  LIABILITIES                                                 545,659                483,236

LONG TERM LIABILITIES
  Long term note from related party                                               62,808                339,148

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par value;
   57,633,837 and 52,171,893 shares issued and outstanding
   at September 30, 2012 and December 31,  2011, respectively                     57,634                 52,172
  Additional paid-in Capital                                                   2,320,271              1,862,405
  Deficit accumulated during the development stage                            (2,944,844)            (2,696,909)
                                                                            ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                                (566,939)              (782,332)
                                                                            ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $     41,528           $     40,052
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

                                                                                                               Inception
                                          Three Months    Three Months      Nine Months      Nine Months    October 27, 2008
                                             Ended           Ended            Ended            Ended            Through
                                          September 30,   September 30,    September 30,    September 30,     September 30,
                                              2012            2011             2012             2011              2012
                                          ------------    ------------     ------------     ------------      ------------
EXPENSES
  General & administrative                $    109,256    $    108,352     $    236,448     $    430,824      $  2,118,749
  Development expenses                              --              --               --          207,500           618,250
  Interest and debt interest expense                --          35,713           11,487          115,449           207,845
                                          ------------    ------------     ------------     ------------      ------------

NET (LOSS)                                $   (109,256)   $   (144,065)    $   (247,935)    $   (753,773)     $ (2,944,844)
                                          ============    ============     ============     ============      ============

BASIC (LOSS) PER SHARE*                   $      (0.00)   $      (0.00)    $      (0.00)    $      (0.02)
                                          ============    ============     ============     ============
WEIGHTED AVERAGE NUMBER OF BASIC
   COMMON SHARES OUTSTANDING                57,633,837      48,158,957       55,887,466       47,104,558
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

                                                                                                                Inception
                                                                          Nine months        Nine months     October 27, 2008
                                                                            ended              ended             Through
                                                                         September 30,      September 30,      September 30,
                                                                             2012               2011               2012
                                                                         ------------       ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                               $   (247,935)      $   (753,773)      $ (2,944,844)
  Adjustments to reconcile net income to net cash
   used in operating activities
     Stock issued to consultants in lieu of cash                                   --             64,001            567,999
     Amortization of prepaid maintenance expense                                   --            207,500                 --
     Non cash compensation expense on options                                  35,046             47,687             82,733
     Conversion of notes and accrued interest into common stock               (60,835)             6,249            204,266
     Extinguishment of derivative liability on convertible note, net               --             20,317                 --
     Discount on convertible notes, net of amortization                            --            (44,790)                --
     Amortization of debt discount                                             72,322                 --            138,053
     Settlement of liabilities by issuance of common stock                         --                 --          1,054,854
 Increase (decrease) in operating liabilities
     Accounts payable                                                         129,218            300,939            545,659
     Advances from related party                                               73,660             61,600             62,808
     Loan from director                                                            --             (2,100)                --
                                                                         ------------       ------------       ------------
           TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                1,476            (92,370)          (288,472)
                                                                         ------------       ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES

           TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   --                 --                 --
                                                                         ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                           --                 --            290,000
  Sale of convertible notes, net of repayments                                     --             92,500                 --
                                                                         ------------       ------------       ------------
           TOTAL CASH PROVIDED BY  FINANCING ACTIVITIES                            --             92,500            290,000
                                                                         ------------       ------------       ------------
Net increase  in cash                                                           1,476                130              1,528
Cash at beginning of period                                                        52                 62                 --
                                                                         ------------       ------------       ------------

CASH AT END OF PERIOD                                                    $      1,528       $        192       $      1,528
                                                                         ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                          $         --       $         --       $         --
                                                                         ============       ============       ============
  Taxes Paid                                                             $        800                 --       $      2,400
                                                                         ============       ============       ============


 The Accompanying Footnotes are an Integral Part of These Financial Statements.

                              in Media Corporation
               Notes to Financial Statements for the Three Months
                and Nine Months Ended September 30, 2012 and 2011
                                   (Unaudited)


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

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2012, the Company had accumulated a loss from operations of $2.9 million and has earned no revenues since inception, and our liabilities exceed our assets by approximately $570,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2012.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of September 30, 2012. Our ability to fulfil sales orders is strongly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage by the end of 2012. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase interests, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL  INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1. Observable inputs such as quoted prices in active markets;

     Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

     Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

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

H) DERIVATIVE INSTRUMENTS
The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $37,585 during the nine months ended September 30, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the nine months ended September 30, 2012 and 2011, the Company amortized $0 and $65,800, respectively, as debt discount expense. In April 2012, the Company converted all remaining notes into common stock, and, accordingly, the residual derivative liability and note discount reserve were offset against additional paid-in capital.

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

On June 17, 2010, the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company's 2010 Stock Option Plan. During the period from registration through September 30, 2012, the Company issued 2,417,000 shares to consultants and employees, and has 83,000 registered shares available for future issuance.

B) SHARE ISSUANCES
Since inception (October 27, 2008) to September 30, 2012, the Company has issued the following shares:

     (i) A total of 5,500,000 common stock shares to an officer and director at $0.002 per share for a total of $11,000. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

     (ii) A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000, pursuant to an SB-2 Registration Statement.

     (iii) A total of 33,500,000 common stock shares to the shareholders of IN Media Corporation pursuant to the terms and conditions of a Merger Agreement. This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, IN Media had fair access to and was in possession of all available material information about our Company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

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

Summary Issuance of Common Stock

                            Nine Months     Year Ended      Year Ended
                              Ended           Ended           Ended
                           September 30,   December 31,    December 31,
# Shares                       2012            2011            2010            Total
--------                    ----------      ----------      ----------      ----------
Payment of consultants              --         400,000         417,000         817,000
Purchase of assets                  --         250,000              --         250,000
Conversion of notes          1,961,944       1,403,904         145,618       3,511,466
Settlement of debt           3,500,000       4,500,000              --       8,000,000
Payment of note interest            --          55,371              --          55,371
                            ----------      ----------      ----------      ----------

Total                        5,461,944       6,609,275         562,618      12,633,837
                            ==========      ==========      ==========      ==========

                            Nine Months     Year Ended     Year Ended
                              Ended           Ended           Ended
                           September 30,   December 30,    December 31,
Value of Shares                2012            2011            2010            Total
---------------             ----------      ----------      ----------      ----------

Payment of consultants      $       --      $   64,000      $  503,999      $  567,999
Purchase of assets                  --          40,000              --          40,000
Conversion of notes             55,000         143,000          30,000         228,000
Settlement of debt             350,000         675,000              --       1,025,000
Payment of note interest            --           6,120              --           6,120
                            ----------      ----------      ----------      ----------

Total                       $  908,122      $  928,120      $  533,999      $1,867,119
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

5. NOTES PAYABLE

The Company issued Convertible Notes ("Notes"), all carrying interest at 8% per annum, to a single note holder as set forth in the following table.

                  Original Note                                 Balance of Notes
Date of Issuance    Proceeds      Converted         Repaid        Outstanding
----------------    --------      ---------         ------        -----------
8-Jun-10           $ 100,000      $(100,000)      $      --        $      --
27-Jul-10          $  53,000      $ (53,000)      $      --        $      --
17-Nov-10          $  47,500      $      --       $ (47,500)       $      --
25-Jan-11          $  42,500      $      --       $ (42,500)       $      --
7-Apr-11           $  50,000      $ (30,000)      $ (20,000)       $      --
4-Oct-11           $  55,000      $ (55,000)      $      --        $      --
                   ---------      ---------       ---------        ---------

                   $ 348,000      $(238,000)      $(110,000)       $      --
                   =========      =========       =========        =========

The Notes have all been repaid or converted, and none remained outstanding at September 30, 2012.

The  Company  recognized  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $37,585 during the nine months ended September 30, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the nine months ended September 30, 2012 and 2011, the Company amortized $8,221 and $65,800, respectively, as debt discount expense. On a quarterly basis, the Company valued the derivative liability to determine that the carrying value was in line with market value and, adjustments were made to the value of derivative liability or additional paid-in capital as required. In April 2012, the Company converted all remaining notes into common stock, and, accordingly, the residual derivative liability and note discount reserve were offset against additional paid-in capital.

6. INCOME TAXES

The Company has incurred operating losses of $2,904,844 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                              September 30, 2012
                                                              ------------------
     Future income tax assets:
       Net operating loss from October 27, 2008 (inception)
        to September 30, 2012                                     $ 2,904,844
       Statutory tax rate (combined federal and state)                   39.7%
       Non-capital tax loss                                         1,152,706
       Valuation allowance                                         (1,152,706)
                                                                  -----------

                                                                  $        --
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

8. RELATED PARTY TRANSACTIONS

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box ("STB") designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through September 30, 2012 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as at September 30, 2012. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the after the first commercial shipment. The amendment was authorized for the Company by Mr Danny Mabey, a board director with no interest in Numerity.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation, a provider of contract executive, administration and business development services (the "Service Agreement") to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, as of January 1, 2011 the Company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of the Company. Effective September 1, 2012, in an effort to promote new business development efforts, the Company agreed to further amend the Service Agreement such that they again pay $40,000 per calendar month in service fees to Numerity. The amendments were authorized by Mr. Danny Mabey, a board director with no interest in Numerity.

As at September 30, 2012, Numerity has assigned $1,375,000 of this related party debt to third parties which was subsequently paid off through the issuance of fully paid shares of common stock, leaving a balance due to Numerity at September 30, 2012 of $62,808. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, we have obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

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

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to In Media Corporation, unless the context requires otherwise.

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. We are a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the our company's common stock, we received all the issued and outstanding stock of In Media, and IN Media was merged into Tres Estrellas. We reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of our company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through September 30, 2012. Our fiscal year end is December 31.

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

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the "Service Agreement") to us. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, on as of January 1, 2011 our company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for our benefit. Effective September 1, 2012, in an effort to promote new business development efforts, the Company agreed to further amend the Service Agreement such that they again pay $40,000 per calendar month in service fees to Numerity. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

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

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of September 30, 2012. Our ability to fulfil sales orders is strongly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manufacturer to finance production of this order and believe, although we cannot guarantee, to move beyond our development stage into an operational stage by the end of 2012.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill purchase order interests and make on-account payments to vendors, while continuing to service our current debt obligations and cover our overhead expenses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $2,944,844 in expenses since inception through September 30, 2012. Although we have received purchase orders for our hardware products from time to time, as a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and such orders subsequently lapsed. We will not be able to fulfill or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure approximately up to $500,000 in financing to secure the first delivery on any orders booked. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and interest from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the opportunity may be cancelled or diverted to other providers of IP TV equipment.

OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

We incurred $109,256 and $108,352 in general administrative expenses for the three months ended September 30, 2012 and 2011, respectively. These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings.

We did not incur any development expenses in the three months ended September 30, 2012 and 2011, since our products are now developed and we are directing our limited cash resources to business development and reporting compliance. We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which we committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended and terms amended. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $0 and $35,713 for the three months ended September 30, 2012 and 2011, respectively. The related note was converted into common stock in April 2012, thereby eliminating further interest expense from that date.

OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

We incurred $236,448 and $430,824 in general administrative expenses for the nine months ended September 30, 2012 and 2011, respectively. These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings. The decrease of 45% over the same period in 2011 was principally due to a reduction in consulting fees to Numerity.

Additionally, we incurred $0 and $207,500 of development expenses in the nine months ended September 30, 2012 and 2011, respectively. We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which it committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended and terms amended. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product. As a result, nothing was amortized in the nine months ended September 30, 2012, while $207,500 was amortized in the nine months ended September 30, 2011.

Interest and debt discount expense amounted to $11,487 and $115,449 for the nine months ended September 30, 2012 and 2011, respectively. All notes were converted into common stock as of April 2012, thereby eliminating further interest expense from that date. Interest expense for the nine months ended September 30, 2012 included $10,389 amortization of debt discount, and $1,098 of note interest.

The following table provides selected financial data about our company as at September 30, 2012.

               Balance Sheet Data:
               -------------------
               Cash                                    $   1,528
               Total assets                            $  41,528
               Total liabilities                       $ 608,467
               Shareholders' equity (deficit)          $(566,939)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2012 was $1,528. During the nine months ended September 30, 2012, we generated $1,476 in cash, all of which was generated by operating activities. We also received advances of $33,360 from Numerity which was used to pay outstanding liabilities.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of our company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $348,000 as of September 30, 2012, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future.. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock was listed on the OTCQB exchange rather than on the OTC Bulletin Board, and this may have hampered our ability to raise additional note financing from our current note finance partner or other potential investors. Subsequently, in June 2011, our application for relisting on OTC Bulletin Board was approved by FINRA.

We are currently seeking other available sources of funding to provide secured, back-to-back financing of purchase order commitments with production inventory. If we are unable to secure adequate capital to continue, our business will likely fail, and our shareholders could lose some or all of their investment. We cannot continually incur operating losses in the future and may decide that we can no longer continue with our business operations as detailed in our business plan because of a lack of financial results and a lack of available financial resources.

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

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements. The report states that as of September 30, 2012, we had accumulated a loss from operations of $2.9 million and have earned no revenues since inception, and our liabilities exceed our assets by approximately over $500,000. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2012. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, OUR BUSINESS MODEL WILL BE ACCEEPTED BY THE MARKET, AND ENABLE US TO EARN PROFITS AND PROVIDE A RETURN TO INVESTORS.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the Company. In the immediate future we will spend most of our resources, efforts and expenditures in trying to secure key customers in China and India. We have generated no revenue since inception due to the fact that we have not yet made any commercial shipments of our products. The success of our operations will be dependent upon acceptance of our product and numerous other factors beyond our control, including, but not limited to development of our sales channels, competitive features and pricing compared to our competitors in a dynamic and evolving market, the impact of economic and political instability on consumer spending habits, consumer awareness of IP TV and interest in available libraries of content, and our ability to finance and manage production and distribution of inventories for resale. Additionally, even if we succeed in winning orders for our products, we may not be able to finance the building of the inventory necessary to fulfill such orders on acceptable terms, or on any terms at all.

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

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR COMMON SHARES.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 5,461,944 and 6,346,339 fully-paid shares of common stock during the nine months ended September 30, 2012 and September 30, 2011, respectively, for the settlement of outstanding liabilities, purchase of assets, and conversion of convertible notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS
                                                                        Exhibit
                                                                        Number
                                                                        ------
Amended and Restated Articles of Incorporation                            3.1**

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

Numerity service agreement                                               10.3**

Numerity service agreement 1st amendment                                 10.4**

Numerity service agreement 2nd amendment                                 10.5**

IN TV independent sales representation agreement                         10.6**

Numerity license to use office agreement                                 10.7**

Numerity revolving credit agreement                                      10.8**

Numerity video library license agreement                                 10.9**

Amended Bylaws                                                           10.10

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002     31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002     31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002     32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002     32.2

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

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                         Date: November 13, 2012
--------------------------------------
Nitin Karnik
President, Chief Executive Officer
and Director


/s/ Simon Westbrook                                      Date: November 13, 2012
--------------------------------------
Simon Westbrook
Chief Financial Officer & Principal
Accounting Officer