Form 10-K
period 2012-12-31
IN Media Corp
filed 2013-03-20
CIK 1399488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 11, 2013, the registrant had 57,713,837shares of common stock issued and outstanding. The current market value of our common stock as of March 11, 2013 is $0.16 per share. The aggregate market value of the common stock held by non-affiliates, as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $6,539,000 based on the closing price of the common stock of $0.23.

Documents Incorporated by Reference:  None

                              IN MEDIA CORPORATION
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        6
Item 1B. Unresolved Staff Comments                                          14
Item 2.  Properties                                                         14
Item 3.  Legal Proceedings                                                  15
Item 4.  Mine Safety Disclosures                                            15

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           16
Item 6.  Selected Financial Data                                            18
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          19
Item 7A. Quantitative and qualitative disclosures about market risk         21
Item 8.  Financial Statements                                               22
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           33
Item 9A. Controls and Procedures                                            33
Item 9B. Other Information                                                  34

                                    Part III

Item 10. Directors and Executive Officers                                   35
Item 11. Executive Compensation                                             37
Item 12. Security Ownership of Certain Beneficial Owners and Management     42
Item 13. Certain Relationships and Related Transactions                     43
Item 14. Principal Accounting Fees and Services                             44

                                     Part IV

Item 15. Exhibits                                                           46

Signatures                                                                  47

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

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, we changed our name to IN Media Corporation. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media, and IN Media was merged into Tres Estrellas.. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2012. Our fiscal year end is December 31.

With our registered office in Reno, Nevada, and principal executive office in Los Altos, California, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television ("IPTV") services for cable, satellite, internet, telephony and mobile services. IPTV delivers video content from public domain and premium content sources over the internet to consumer display devices ranging from large screen TVs in the home, to mobile display devices such as the I-Phone or I-Pad. Our goal is to become a global leader of IPTV implementation systems through the design and delivery of a combination of hardware, software, manufacturing and content services at competitive prices. Our systems may be offered to communications channel providers, and governmental organizations, content owners such as publishers, movie and video game owners, and other premium content databases providers, or distributors and re-sellers who support such channels to either complete their own proprietary offerings or provide an all-in-one solution.

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

These trends have taken place in the North American market, but even more so in developing countries around the world according to EMARKETER, the total worldwide broadband subscriber base over 500,000,000 subscribers, and each broadband subscriber is a potential IPTV viewer.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products, we have not actually fulfilled any orders or shipped any of our products as of December 31, 2012. Our ability to fulfill sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manaufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage during fiscal 2013.

PRODUCTS

We offer our customers fully integrated plug-and-play solutions comprising hardware devices, operating software, and access to a library of video content. As of December 31, 2012, we are currently offering a choice of three hardware devices:

IPTV SET TOP BOX(IPSTB): The IPSTB enables a user to access video contant such as movies, videos, games, and eductational or other promotional content simply connecting the IPSTB to ethernet cable from a home Internet source such as a outmoded modems on one side to Hi Definition Televsion set, or other convenient display, on the other. Once connected, the user gains access to Internet content like YouTube, Yahoo, Google or premium distribution sites like NetFlix which stream video over the internet.

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

PREMIUM VIDEO CONTENT: Numerity Corporation owns the rights to over 4,000 video titles and, as an inducement to enter into the Licensing and Maintenance Agreement, entered into a formal agreement with IN Media, as of December 31, 2010, to make this content available to IN Media without charge, thereby enabling the provision of this content to IN Media customers, either as a direct subscription service, or as part of a purchased bundled hardware system. This library includes digital master files of old movies, concerts, speeches, and sports events which can be downloaded over the internet by consumers who wish to subscribe to our content service. In addition, for the issuance of 250,000 fully paid shares of common stock in a prior fiscal year, we have also purchased the rights to access approximately two thousand additional video titles which we are currently editing and formatting for distribution. We are currently designing and setting up a web based server to distribute selected content on-line to subscribers among our future installed base of customers who purchase our set top box. Although our launch and ramp-up of hardware sales has been delayed by limited financial resources, we believe we may also have an opportunity to sell video content subscriptions to consumers and third party distributors through our web site, inmediacorp.com (such website and its contents are not to be incorporated by reference to this report).

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the "Service Agreement") to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead had Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively, and necessarily for the benefit of the Company. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity. Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. The Company does not have the resources to pay these billings and accordingly, the billing has been added to the balance of notes payable to related party in the December 31, 2012 financial statements.

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

Although our competitors have strong brands and significant engineering and marketing budgets we believe that we will have an opportunity to compete because we have outsourced our manufacturing and distribution function in China to local partners who know and operate in the Chinese market where our cost is low and the power of established United States brands may not be so powerful. Since we already have a fully functional product offering and have established local distribution we believe our market offering in China is fully competitive with solutions from our competitors.

EMPLOYEES

We outsource our employees; consequently, we have access to the services of approximately 10 independent contractors including 1 executive and administration, 1 in business development, with the balance working in engineering.

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

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks described below, or elsewhere in this report on Form 10-K, or our Company's other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. Our risk factors, including but not limited to the risk factors listed below, are as follows:

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

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements. The report states that we had accumulated a loss from operations of $3.2 million and have earned no revenues since inception, and our liabilities exceed our assets by over $0.7 million. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, OUR BUSINESS MODEL WILL BE ACCEEPTED BY THE MARKET, AND ENABLE US TO EARN PROFITS AND PROVIDE A RETURN TO INVESTORS.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the Company. In the immediate future we will spend most of our resources, efforts and expenditures in two primary areas: 1) The securing of key customers in China and India and 2) further development of our IPTV set top box. We have generated no revenue since inception due to the fact that we have not yet made any commercial shipments of our products. The success of our operations will be dependent upon acceptance of our product and numerous other factors beyond our control, including, but not limited to development of our sales channels, competitive features and pricing compared to our competitors in a dynamic and evolving market, the impact of economic and political instability on consumer spending habits, consumer awareness of IPTV and interest in available libraries of content, and our ability to finance and manage production and distribution of inventories for resale. Additionally, even if we succeed in winning orders for our products, we may not be able to finance the building of the inventory necessary to fulfill such orders on acceptable terms, or on any terms at all.

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

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act of 1933 and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under any other exemption from the Securities Act of 1933 , if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. In addition, if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted securities", whether held by affiliates or non-affiliates, may not be re-sold for a period of 12 months following the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933 .

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

There may be little demand for shares of our common stock on the OTC Bulletin Board, or OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

WE DO NOT HAVE KEY MAN INSURANCE ON OUR CEO, ON WHOM WE RELY FOR THE MANAGEMENT OF OUR BUSINESS AND IT MAY BE DIFFICULT, OR TIME CONSUMING TO FIND A SUITABLE REPLACEMENT WHICH COULD LEAD TO LOSS OF BUSINESS MOMENTUM.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Nitin Karnik, the Company's Chief Executive Officer. The loss of the services of Nitin Karnik for any reason may have a material adverse effect on our business and prospects. We cannot assure you that his services will continue to be available to us, or that we will be able to find a suitable replacement if required. We do not carry key man life insurance for any key personnel.

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

The Company has issued convertible notes which can be converted into common stock after twelve months from the issuance date based at 60% of the lowest closing bid price over the twenty-five days preceding the conversion date. We have at times experienced considerable volatility in our share price and if the share price falls in advance of a note conversion date, investors could suffer significant dilution when the notes are converted into shares of common stock. We are required to maintain an available pool of three million common shares in anticipation of conversion. As at December 31, 2012, we would require 227,273 shares of common stock to cover the conversion of the then outstanding convertible notes and accrued interest.

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

WE ARE SUBJECT TO ADDITIONAL DISCLOSURE RELATING TO THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT OF 2012

As a result of the enactment of the Iran Threat Reduction and Syria Human Rights Act of 2012, our company is subject to additional disclosure requirements in its annual and quarterly Exchange Act reports filed after February 6, 2013. If our company or its affiliates engaged in specified types of behavior during the period covered by the report, we will be required to disclose those activities. Please contact Chief Financial Officer of our company immediately if you know or have any reason to believe that any of the activities or types of conduct listed below have been or may have been engaged in at any time during the period from October 1, 2012 up to the date of this report. Please note that this inquiry relates to the activities or conduct of the company, any affiliate of the company, as well as to the conduct of any person who has acted or is acting on behalf of or for the benefit of any of them. For purposes of this question an "affiliate" is defined as a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with a person. Specified activities requiring disclosure: (a) activities or transactions relating to Iran's ability to develop petroleum resources, maintain or expand Iran's domestic production of refined petroleum products, or import refined petroleum products; (b) activities or transactions contributing to
Iran's ability to acquire or develop weapons of mass destruction or participating in a joint venture with the Government of Iran and certain other persons to mine, produce or transport uranium. (c) activities or transactions by foreign financial institutions (i) facilitating the ability of Iran and related persons to acquire or develop weapons of mass destruction or support terrorism,
(ii) facilitating activities of persons subject to financial sanctions under certain United Nations Security Council Resolutions, or (iii) participate in money laundering or facilitate efforts by Iranian financial institutions to carry out activities described in (i) or (ii). (d) activities or transactions by foreign financial institutions or persons owned or controlled by a domestic financial institution, facilitating or providing financial services for certain persons, including Iran's Revolutionary Guard Corps, whose property is blocked under the International Emergency Economic Powers Act; (e) activities or transactions supporting Iran's acquisition or use of goods or technologies that are likely to be used to commit human rights abuses against the Iranian people or to restrict, disrupt or monitor the free flow of information; and/or (f) activities or transactions with persons who commit or support terrorism or who are or who support weapons of mass destruction proliferators, or the Government of Iran, any entity owned or controlled directly or indirectly by the Government of Iran, or any person acting or purporting to act on behalf of either of the foregoing, without the specific authorization of a U.S. Government agency.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The following table sets forth the high and low bid prices for our common stock for the last two years.

             Year           Quarter             High             Low
             ----           -------             ----             ---
             2011            First            $ 0.45           $ 0.13
             2011            Second           $ 0.17           $ 0.10
             2011            Third            $ 0.22           $ 0.08
             2011            Fourth           $ 0.18           $ 0.05

             2012            First            $ 0.09           $ 0.05
             2012            Second           $ 0.30           $ 0.04
             2012            Third            $ 0.41           $ 0.18
             2012            Fourth           $ 0.39           $ 0.16

HOLDERS

As of December 31, 2012, there were 57,713,837 shares of our common stock issued and outstanding with 13 shareholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of Securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights                rights              reflected in column (a))
        -------------               -------------------                ------              ------------------------
                                            (a)                          (b)                          (c)
Equity compensation plans
approved by security holders             1,600,000                      0.15                      2,583,000

Equity compensation plans not
approved by security holders                    --                        --                             --

Total                                    1,600,000                                                2,583,000

RECENT SALES OF UNREGISTERED SECURITIES

SUMMARY ISSUANCE OF COMMON STOCK
                                          Year ended          Year ended
                                            ended               ended
                                          December 31,        December 31,
                                             2012                2011
                                          ----------          ----------
# SHARES
  Payment of consultants                      80,000             400,000
  Purchase of assets                              --             250,000
  Conversion of notes                      1,961,944           1,403,904
  Settlement of debt                       3,500,000           4,500,000
  Payment of note interest                        --              55,371
                                          ----------          ----------
TOTAL                                      5,541,944           6,609,275
                                          ==========          ==========

                                          Year ended          Year ended
                                            ended               ended
                                          December 31,        December 31,
                                             2012                2011
                                          ----------          ----------
VALUE OF SHARES
  Payment of consultants                  $   24,000          $   64,000
  Purchase of assets                              --              40,000
  Conversion of notes                         55,000             143,000
  Settlement of debt                         350,000             675,000
  Payment of note interest                        --               6,120
                                          ----------          ----------
TOTAL                                     $  429,000          $  928,120
                                          ==========          ==========

During the year ended December 31, 2012, we issued 1,961,944 fully-paid shares of our common stock in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the debt holder confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debt holder acknowledged that the shares being issued were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. Other than the 1,961,944 fully-paid shares issued in conversion of $55,000 of convertible debt, we did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended December 31, 2012 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2012.

ISSUER REPURCHASES OF EQUITY SECURITIES

None

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

SHARES AVAILABLE UNDER RULE 144

There are currently 28,730,392 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933 of which 28,430,392 shares are held by affiliates, as that term is defined in Rule 144(a)(1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Securities Exchange Act of 1934 for a period of at least 90 days before the sale.

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

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of "Risk Factors" and elsewhere in this annual report, including the Cautionary Note Regarding Forward Looking Statements preceding Item 1. As used in this report, "we", "us", "our", "In Media", "Company" or "our company" refers to In Media Corporation, unless the context requires otherwise. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to read this report in conjunction with the risk factors described herein.

RESULTS OF OPERATIONS

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the "Service Agreement") to our company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, as of January 1, 2011 the Company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill our company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of our company. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity. Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. The Company does not have the resources to pay these billings and accordingly, the billing has been added to the balance of notes payable to related party in the December 31, 2012 financial statements.

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

We have accumulated a deficit of $3.2 million during our development through December 31, 2012. Our ability to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill purchase order commitments and make on-account payments to vendors, while continuing to service our current debt obligations and cover our overhead expenses. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We incurred $431,912 and $502,987 in general administrative expenses for the years ended December 31, 2012 and 2011, respectively. These costs consisted of sub-contracted general and administrative, engineering designs and business development expenses, and professional and administrative expenses associated with our financial reports and SEC filings. The decrease of 17% over the same period in 2011 was principally due to the revised terms of the Service Agreement with Numerity Corporation.

Additionally, we incurred development expense of $24,000 in the year ended December 31, 2012 compared to $207,500 in the year ended December 31, 2011. The expense in 2012 related to third party development consultants whereas the expense in 2011 was for software maintenance expenses in connection with our IPTV operating platform license. This license agreement, which commenced in the second half of 2009, was renegotiated with Numerity Corporation to reflect delays in commercial shipments of our hardware and related licensed software. As a result, maintenance fees for the years commencing after December 31, 2011 will not resume until first commercial shipments of our products.

During the years ended December 31, 2012 and December 31, 2011, we incurred interest and debt discount amortization expenses of $14,653 and $148,086, respectively. This decrease followed reductions in outstanding convertible notes during 2012, by repayment or conversion.

The following table provides selected financial data about our company as of December 31, 2012 .

               Balance Sheet Data:                 December 31, 2012
               -------------------                 -----------------
               Cash                                    $     950
               Total assets                            $  40,950
               Total liabilities                       $ 782,771
               Shareholders' equity (deficit)          $(741,821)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2012 was $950. During the year ended December 31, 2012, we expended $211,705 in cash as a result of operating activities which included $457,796 of operating losses partially offset by $24,000 of common stock issued to consultants in lieu of cash settlements. Cash was contributed principally by the increase in certain operating liabilities, and by the issuance of $50,000 in convertible promissory notes. Since inception, $290,000 has been raised through the issuance of our common stock.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of the Company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $398,000, net of repayments, as of December 31, 2012, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. As a result of the loss of our original market maker, and delays in finding a replacement and completing the required approval with FINRA, our stock was temporarily listed for approximately six months on the OTCQB exchange rather than on the OTC Bulletin Board which hampered our ability to raise additional note financing from our current note finance partner and other potential investors. Our access to capital is therefore severely limited until such time as we start to generate cash flow from operations, and if we are no longer able to raise capital by the issuance of convertible notes, or obtain services for stock, or secure extended credit, there would be a severe risk that we would not be able to pay our bills, and the Company may be forced into liquidation.

Our operating expenses, in managements' opinion, are very low, with management and consultants working for equity or deferred compensation, using their own phones, office equipment and supplies, paying their own travel expenses, and working in a rent-free office location. Our remaining overhead expenses relate to compliance costs, and our audit, legal, EDGAR filings and share registration and communication service are currently approximately eighty thousand dollars a year. We believe that we can continue to finance these costs, and pay off overdue accounts payable through the sale of convertible promissory notes, and we raised an aggregate $50,000, net of repayments, by this means during the year ended December 31, 2012.

In addition to our overheads, we have costs of marketing, sales support, and production as well as ongoing product design and development. We are relying on our customers, distribution partners and manufacturing sub-contractors to assist us by providing their support and hope that we can match customer and supplier letters of credit to cover future order transactions. We have accumulated significant debt from Numerity Corporation and as a result of the common link with our CEO, Nitin Karnik, Numerity has agreed to continue to extend credit subject to notice of one year and one day. Whenever creditors become more pressing, we plan to offer settlement by means of issuing restricted stock in lieu of cash payment.

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
In Media Corp.

I have audited the accompanying balance sheets of In Media Corp. (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2012 and 2011 and for the period from October 27, 2008 (inception), to December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Media Corp., (A Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012 and 2011 and the period from October 27, 2008 (inception), to December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ George Stewart
--------------------------------
George Stewart
Seattle, Washington
March 13, 2013

                              In Media Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                                                             December 31,           December 31,
                                                                                 2012                   2011
                                                                             ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $        950           $         52
                                                                            ------------           ------------
                                                                                     950                     52

Movie distribution systems                                                        40,000                 40,000
                                                                            ------------           ------------

TOTAL ASSETS                                                                $     40,950           $     40,052
                                                                            ============           ============

                      LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                         $    535,204           $    368,791
  Accrued interest                                                                   466                  7,797
  Advances and deposits received from customers                                   47,650                 47,650
  Derivative liability on option grants                                           23,980                 23,780
  Convertible note, principal amount                                              50,000                 55,000
  Less discount                                                                  (26,280)               (19,782)
                                                                            ------------           ------------
Notes payable, net                                                                23,720                 35,218
                                                                            ------------           ------------
TOTAL CURRENT LIABILITIES                                                        631,020                483,236

LONG TERM LIABILITIES
  Long term accounts payable to related party                                    151,751                339,148

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par value;
   57,713,837 and 52,171,893 shares issued and outstanding
   at December 31, 2012 and December 31, 2011, respectively                       57,714                 52,172
  Additional paid-in Capital                                                   2,355,170              1,862,405
  Deficit accumulated during the development stage                            (3,154,705)            (2,696,909)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                      (741,821)              (782,332)
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $     40,950           $     40,052
                                                                            ============           ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                  Inception
                                                                                               October 27, 2008
                                                   Year Ending            Year Ending              Through
                                                   December 31,           December 31,           December 31,
                                                       2012                   2011                   2012
                                                   ------------           ------------           ------------
EXPENSES
  General & administrative                         $    419,143           $    502,987           $  2,314,213
  Development expenses                                   24,000                207,500                642,250
  Interest and debt discount expense                     14,653                148,086                211,011
                                                   ------------           ------------           ------------

NET (LOSS)                                         $   (457,796)          $   (858,573)          $ (3,167,474)
                                                   ============           ============           ============

BASIC AND FULLY-DILUTED (LOSS) PER SHARE*          $      (0.01)          $      (0.02)
                                                   ============           ============
WEIGHTED AVERAGE NUMBER OF
 BASIC COMMON SHARES OUTSTANDING                     56,271,476             47,687,536
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

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Cash flows
                                    Inception

                                                                                                            October 27, 2008
                                                                         Year ended         Year ended           Through
                                                                         December 31,       December 31,       December 31,
                                                                             2012               2011               2012
                                                                         ------------       ------------       ------------
                                                                                              Restated
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                               $   (457,796)      $   (858,573)      $ (3,167,474)
  Adjustments to reconcile net income to net cash used
   in operating activities
     Stock issued for services in lieu of cash                                 24,000             64,000            527,999
     Amortization of prepaid maintenance expenses                                  --            207,500
     Non cash stock compensation expense                                       46,026             47,687             46,026
     Discount on convertible notes, net of amortization                        (2,210)           (33,083)            (2,210)
     Extinguishment of derivative liability on convertible notes, net          19,193             52,794             60,751
     Accrual of note interest                                                  (7,331)                --
     Note interest paid by common stock                                            --              7,202              6,715
  Increase (decrease) in operating liabilities
     Accounts payable                                                         166,413            320,313            535,204
     Advances and deposits from customers                                          --             47,650                 --
                                                                         ------------       ------------       ------------
           TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (211,705)          (144,510)        (1,992,989)
                                                                         ------------       ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES

           TOTAL CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   --                 --                 --
                                                                         ------------       ------------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                           --                 --            290,000
  Net proceeds from sale of convertible notes                                  50,000             85,000            250,500
  Advances from related party                                                 162,603             61,600            162,603
  Loan/(repayment of loan) from a director                                         --             (2,100)             2,100
                                                                         ------------       ------------       ------------
           TOTAL CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              212,603            144,500            705,203
                                                                         ------------       ------------       ------------
Net increase (decrease) in cash                                                   898                (10)        (1,287,786)
Cash at beginning of period                                                        52                 62                 --
                                                                         ------------       ------------       ------------

CASH AT END OF PERIOD                                                    $        950       $         52       $ (1,287,786)
                                                                         ============       ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                          $         --       $         --       $         --
                                                                         ============       ============       ============
  Taxes Paid                                                             $        800       $        800       $        800
                                                                         ============       ============       ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
        Restated Statements of Shareholders' Equity and Retained Earnings

                                                                                               Accumulated
                                                                                                 Deficit
                                                                Common         Additional      During the
                                                Common          Stock           Paid-in        Development
                                                Stock #         Amount          Capital           Stage             Total
                                                -------         ------          -------           -----             -----
Balance December 31, 2007                      33,500,000     $    33,500     $   221,500      $   (20,759)      $   234,241
Net loss, year ended December 31, 2008                                                             (32,038)          (32,038)
                                              -----------     -----------     -----------      -----------       -----------
Balance, December 31, 2008                     33,500,000          33,500         221,500          (52,797)          202,203
                                              -----------     -----------     -----------      -----------       -----------
Merger of Tres Estrellas and In Media
 Corporation, October 30, 2009                 11,500,000          11,500          23,500          (50,965)          (15,965)
Net loss through Dec 31, 2009                                                                     (716,586)         (716,586)
                                              -----------     -----------     -----------      -----------       -----------
Balance December 31, 2009                      45,000,000          45,000         245,000         (820,348)         (530,348)
                                              -----------     -----------     -----------      -----------       -----------
Net loss for year ended
 December 31, 2010                                                                              (1,017,988)       (1,017,988)
Issuance of Common stock to
 consultants                                      417,000             417         503,582                            503,999
Isuance of Common Stock in
 conversion of notes                              145,618             146          29,854                             30,000
                                              -----------     -----------     -----------      -----------       -----------
Balance December 31, 2010                      45,562,618          45,563         778,436       (1,838,336)       (1,014,337)
                                              -----------     -----------     -----------      -----------       -----------
Net loss for year ended December 31, 2011                                                         (858,573)         (858,573)
Issuance of Common stock to settle
 accounts payable                               4,500,000           4,500         670,500                            675,000
Issuance of Common stock to settle
 accrued interest                                  55,371              55           6,065                              6,120
Issuance of Common stock in lieu of
 payment to consultants                           400,000             400          63,600                             64,000
Issuance of Common stock to purchase
 assets                                           250,000             250          39,750                             40,000
Isuance of Common Stock in conversion of
 notes                                          1,403,904           1,404         141,596                            143,000
Options expense during the period                                                  47,687                             47,687
Extinguishment of derivative liability
 on notes repaid and converted                                                    114,771                            114,771
                                              -----------     -----------     -----------      -----------       -----------
Balance, December 31, 2011                     52,171,893          52,172       1,862,405       (2,696,909)         (782,332)
                                              -----------     -----------     -----------      -----------       -----------
Net loss for year ended December 31, 2012                                                         (457,796)         (457,796)
Issuance of Common stock to settle
 accounts payable                               3,500,000           3,500         346,500                            350,000
Issuance of Common stock in lieu of
 payment to consultants                            80,000              80          23,920                             24,000
Isuance of Common Stock in conversion
 of notes                                       1,961,944           1,962          53,038                             55,000
Options expense during the period                                                  46,026                             46,026
Extinguishment of derivative liability
 on notes repaid and converted                                                     23,281                             23,281
                                              -----------     -----------     -----------      -----------       -----------

Balance, December 31, 2012                     57,713,837     $    57,714     $ 2,355,170      $(3,154,705)      $  (741,821)
                                              ===========     ===========     ===========      ===========       ===========


 The accompanying footnotes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
           NOTES TO RESTATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
                           DECEMBER 31, 2012 AND 2011


1. ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 ("the Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired thirty-three million, five hundred thousand (33,500,000) shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. The Company reported this event on Form 8-K, filed with the Securities and Exchange Agreement on November 2, 2009. For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, the Company adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2012. The Company's fiscal year end is December 31.

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2012, the Company had accumulated a loss from operations of $3.2 million and has earned no revenues since inception, and our liabilities exceed our assets by over $740,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of December 31, 2012. Our ability to fulfil sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manaufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage during 2013. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1.   Observable inputs such as quoted prices in active markets;

     Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

     Level 3.   Unobservable  inputs in which there is little or no market data,
                which   requires  the  reporting   entity  to  develop  its  own
                assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011.

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

F) EARNINGS (LOSS) PER SHARE
FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Reported basic and diluted loss per share was the same at the reporting dates, as the diluted loss would be anti-dilutive.

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

H) DERIVATIVE INSTRUMENTS
The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $ 23,980 and $61,978 during the years ended December 31, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2012 and 2011, the Company amortized $ 13,089 and $65,388, respectively, as debt discount expense. At December 31, 2012, the Company valued the derivative liability and determined that the carrying value approximated market value.

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

J) PREPAID EXPENSES AND LICENSE FEES
In November 2008, the Company and Numerity Corporation entered into a license agreement ("License Agreement") under which Numerity agreed to grant the Company a non-exclusive, perpetual license to the software and source code for the design of our IPTV set top box ("STB") including streaming, storage, encoding and billing modules as well as the designs and schematic drawings for the actual STB. The License provided for the first one hundred thousand units to be shipped royalty free, the next one hundred thousand units shipped to be subject to a royalty payment of $50 per unit, and additional units thereafter subject to a royalty payment of $20 per unit. To date the Company has not shipped any STB units, and has therefore not incurred any royalty expense, however, as and when STBs are shipped in future periods, the Company will accrue all royalty obligations payable, and charge the cost of royalties to cost of sales in the periods incurred. Additionally, as part of the License Agreement, Numerity agreed to provide technical support, upgrades and enhancements in exchange for a maintenance fee of $415,000 per annum. The Company capitalized the maintenance fee as a prepaid license expense, and amortized the prepayment in installments over the term of the maintenance agreement. On June 30, 2010 the Company renegotiated the terms of the License Agreement such that Numerity would provide technical support through June 30, 2011 for no additional charge, and the amortization rate was adjusted to amortize the remaining prepaid balance in equal installments over the contractual year ended June 30, 2011. No further maintenance fees are payable until the Company commences first commercial shipments of its products.

4. CAPITAL STOCK

A) AUTHORIZED STOCK
The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On June 17, 2010 the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company's 2010 Stock Option Plan. During the period from registration to December 31, 2012, the Company issued 817,000 shares to consultants as payment for services provided, and 1,600,000 options to employees. On November 21, 2012 the Company filed a second S-8 registering an additional 2,500,000 common shares, and at December 31, 2012 has 2,083,000 registered shares available for future issuance.

B) SHARE ISSUANCES
Since inception (October 27, 2008) to December 31, 2012, the Company has issued the following shares:

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

In addition, the Company has issued common stock instead of cash to make purchases or settle liabilities as follows:

SUMMARY ISSUANCE OF COMMON STOCK
                                          Year ended          Year ended
                                            ended               ended
                                          December 31,        December 31,
                                             2012                2011
                                          ----------          ----------
# SHARES
  Payment of consultants                      80,000             400,000
  Purchase of assets                              --             250,000
  Conversion of notes                      1,961,944           1,403,904
  Settlement of debt                       3,500,000           4,500,000
  Payment of note interest                        --              55,371
                                          ----------          ----------
TOTAL                                      5,541,944           6,609,275
                                          ==========          ==========

                                          Year ended          Year ended
                                            ended               ended
                                          December 31,        December 31,
                                             2012                2011
                                          ----------          ----------
VALUE OF SHARES
  Payment of consultants                  $   24,000          $   64,000
  Purchase of assets                              --              40,000
  Conversion of notes                         55,000             143,000
  Settlement of debt                         350,000             675,000
  Payment of note interest                        --               6,120
                                          ----------          ----------
TOTAL                                     $  429,000          $  928,120
                                          ==========          ==========

5. NOTES PAYABLE

During the years ended December 31, 2012 and December 31, 2011, the Company issued, repaid and converted convertible notes as set out in the following table.

Date of      Original Note                                     Balance of
Issuance       Proceeds       Converted        Repaid        Notes Outstanding
--------       --------       ---------        ------        -----------------
2011           $147,500       $(30,000)       $(62,500)         $ 55,000
2012           $ 50,000       $(55,000)       $     --          $ 50,000

The notes outstanding at December 31, 2012 are unsecured, have a term of one year, carry interest at 10% per annum and, if not repaid at maturity, will be converted into shares of common stock at a price of 60.0% of the lowest closing prices over the twenty-five days preceding the conversion date. The Company is required to maintain an available pool of 3 million common shares as a reserve for conversion.

The  Company  recognizes  the  underlying  value  of  embedded   derivatives  in
accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $ 23,980 and $61,978 during the years ended December 31, 2012 and 2011, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2012 and 2011, the Company amortized $ 13,089 and $65,388, respectively, as debt discount expense. At December 31, 2012, the Company valued the derivative liability and determined that the carrying value approximated market value.

6. INCOME TAXES

The Company has incurred operating losses of approximately $3.2 million since inception, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                        December 31, 2012
                                                        -----------------
Future income tax assests:
  Net operating loss from October 27, 2008
   (inception) to December 31, 2012                        $3,167,474
  Statutory tax rate (combined federal and state)                38.8%
  Non-capital tax loss                                      1,229,741
  Valuation allowance                                      (1,229,741)
                                                           ----------
                                                           $       --
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

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box ("STB") designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through December 31, 2012 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as at December 31, 2012. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2011. The amendment was authorized for the Company by Mr Danny Mabey, a board director with no interest in Numerity.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation, a provider of contract executive, administration and business development services (the "Service Agreement") to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, as of January 1, 2011 the Company and

Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of the Company. The amendments were authorized by Mr. Danny Mabey, a board director with no interest in Numerity. Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. The Company does not have the resources to pay these billings and accordingly, the billing has been added to the balance of notes payable to related party in the December 31, 2012 financial statements.

In the years ended December 31, 2012 and 2011, the Company accrued $160,000 and $91,500, respectively for services provided by Numerity Corporation. During 2012, the Company paid $350,000 off the balance of the debt through the issuance of fully paid shares of common stock, leaving a balance due to Numerity at December 31, 2012 of $151,751. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, we have obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

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

9. SUBSEQUENT EVENTS

On January 10, 2013, the Company received $37,500 from the issuance of an unsecured convertible note to a third party. The note accrues interest at 8% per annum, and is due for repayment or conversion by September 16, 2013. The note is convertible into shares of common stock at a 50% discount to the average of the three lowest closing prices during the ten trading days preceding the conversion date.

Also on January 10, 2013 the Company received $25,000 from the issuance of an additional unsecured convertible note from a separate third party. The note accrues interest at a flat rate of 10%, and is due for repayment or conversion by January 10, 2014. The note is convertible into shares of common stock at the lower of $0.25 or a 37.5% discount to the lowest closing price during the consecutive twenty-five trading days preceding the conversion date.

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

DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to the Board of Directors. Based on their evaluation as of December 31, 2012, our principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Currently, as a small development stage company, we maintain our internal controls through a segregation of duties between our principal executive officer and principal financial officer. For example, all incoming supplier invoices are delivered direct to the principal financial officer for recording in the books, checking, and processing. The principal financial officer must submit all payment requests to the principal executive officer for approval, allocation of cash and presentation of a check for mailing to the payee. The principal financial officer conducts regular reconciliations of the bank account to make sure that all receipts and disbursements have been identified, supported by appropriate documentation and payment approvals, and the transactions are matched to postings in the books of account. As a small development stage company, we have very limited financial activity during the year. Thus, the current check and balance of the financial activity by our principal executive officer and principal financial officer provide sufficient controls to ensure fairness, accuracy and proper disclosure. Any documentation as it relates to the Company's assessment is very limited as there are only a limited number of business transactions. No testing was performed on the limited transactions within the Company by our principal executive officer and principal financial officer since 100% of the transactions were actually performed by our principal executive officer and principal financial officer. Our principal executive officer and principal financial officer concluded that adequate procedures were in place to approve and monitor all disbursements distributed by the Company and confirm all funds received by the Company. Our principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Our principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

As at December 31, 2012 our Officers and Board of Directors were comprised of the following:

Name              Age    Served Since         Positions With Company
----              ---    ------------         ----------------------
Nitin Karnik      50     October 2008         CEO & Director

Danny Mabey       62     April 2, 2010        COO & Director

Simon Westbrook   64     February 18, 2010    CFO & Principal Accounting Officer

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

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, has a controlling interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance and royalties. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2012. The amendment was authorized for the Company by Mr Danny Mabey, board director with no interest in Numerity.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, has a controlling interest in Numerity Corporation with whom we have contracted the provision of executive, administration and business development services and to whom we committed to pay contract service fees of $40,000 per month. On July 1, 2010, the Company agreed to amend that service agreement such that the next $330,000 of service fees payable would be waived by Numerity, and the corresponding fees would be payable directly to Numerity's sub-contractors, either in cash or common stock at the option of the Company. Additionally, the parties agreed to extend credit for amounts due to Numerity on a rolling term of a year and one day until further agreement between the parties. The amendment was authorized by Mr Danny Mabey, a board director with no interest in Numerity. Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. In March 2012 and September 2011, Numerity assigned $350,000 and $675,000 respectively, of amounts then due from the Company to third parties, which debts were subsequently extinguished by the issuance of 2.9 million and 4.5 million shares of fully-paid common stock. The balance due to Numerity at December 31, 2012 is $151,751.

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

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Financial Code of Ethics was filed as Exhibit 14.1 to the Annual Report for the year ended December 31, 2011, filed March 21, 2012.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company believes that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have been timely.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                     Change in
                                                                                      Pension
                                                                                     Value and
                                                                     Non-Equity     Nonqualified
 Name and                                                            Incentive        Deferred
 Principal                                    Stock       Option        Plan        Compensation     All Other
 Position     Year   Salary($)    Bonus($)   Awards($)   Awards($)  Compensation($)  Earnings($)   Compensation($)  Totals($)
 --------     ----   ---------    --------   ---------   ---------  ---------------  -----------   ---------------  ---------
Nitin Karnik  2012   $    --(a)    $ --       $ --       $    --        $ --            $ --           $ --         $     --
              2011   $    --(a)    $ --       $ --       $    --        $ --            $ --           $ --         $     --
              2010   $    --(b)    $ --       $ --       $    --        $ --            $ --           $ --         $     --

Danny Mabey   2012   $80,000(c,d)  $ --       $ --       $23,428        $ --            $ --           $ --         $103,428
              2011   $80,000(c,d)  $ --       $ --       $23,364        $ --            $ --           $ --         $103,364
              2010   $60,000(c,e)  $ --       $ --       $    --        $ --            $ --           $ --         $ 60,000

Simon         2012   $96,000(f,g)  $ --       $ --       $23,428        $ --            $ --           $ --         $119,428
Westbrook     2011   $96,000(f,g)  $ --       $ --       $23,364        $ --            $ --           $ --         $119,364
              2010   $88,000(f,h)  $ --       $ --       $    --        $ --            $ --           $ --         $ 88,000

----------
(a) Mr. Karnik is the CEO and owner of Numerity Corporation. The amounts billed by Numerity for engineering, design and executive services provided by Numerity, and maintenance fees due under the terms of the Numerity License Agreement in 2012, 2011, and 2010, were $160,000, $895,000, and $120,000, respectively. During 2012, 2011 and 2010, the Company paid Numerity $33,100, $29,900 and $136,000, respectively, which was treated as payment of the oldest balance due to Numerity.

(b)  Mr. Karnik was appointed as CEO in October, 2009.
(c) Mr. Mabey's compensation for the provision of services as COO and director of the Company has not been paid due to the lack of cash available. An amount of $220,000 has been included in accounts payable at December 31, 2012 in respect of compensation due to Mr Mabey.
(d) In 2011, Mr. Mabey was granted an option to purchase 800,000 shares at $0.15 per share, vesting over two years. Using a Black Scholes valuation model, the Company calculated the value of these options amortized in 2012 was $23,428.
(e)  Mr. Mabey was appointed as a director of the Company in 2010.
(f) Mr. Westbrook's compensation for the provision of services as CFO of the Company has not been paid due to the lack of cash available. An amount of $280,000 has been included in accounts payable at December 31, 2012 in respect of compensation due to Mr. Westbrook.
(g) In 2011, Mr. Westbrook was granted an option to purchase 800,000 shares at $0.15 per share, vesting over two years. Using a Black Scholes valuation model, the Company calculated the value of these options amortized in 2012 was $23,428.
(h)  Mr. Westbrook joined the Company as CFO in February 2010.

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                           Option Awards                                        Stock Awards
                -------------------------------------------------------------    --------------------------------------------
                                                                                                                     Equity
                                                                                                                    Incentive
                                                                                                         Equity       Plan
                                                                                                        Incentive    Awards:
                                                                                                          Plan      Market or
                                                                                                         Awards:     Payout
                                                  Equity                                                Number of   Value of
                                                 Incentive                         Number               Unearned    Unearned
                                                Plan Awards;                         of       Market     Shares,     Shares,
                  Number of      Number of       Number of                         Shares    Value of   Units or    Units or
                 Securities     Securities      Securities                        or Units  Shares or    Other        Other
                 Underlying     Underlying      Underlying                        of Stock   Units of    Rights      Rights
                 Unexercised    Unexercised     Unexercised  Option     Option      That    Stock That    That        That
                  Options         Options        Unearned   Exercise  Expiration  Have Not   Have Not   Have Not    Have Not
Name       Year Exercisable(#) Unexercisable(#)  Options(#)  Price($)    Date     Vested(#)  Vested($)  Vested(#)   Vested(#)
----       ---- -------------- ---------------- ----------   -----       ----     ---------  ---------  ---------   ---------
Nitin      2012         --             --           --          --        --            --        --        --         --
Karnik     2011         --             --           --          --        --            --        --        --         --
           2010         --             --           --          --        --            --        --        --         --

Danny      2012    800,000             --           --       $0.15     1-Sep-21         --        --        --         --
Mabey      2011    398,904        401,096           --       $0.15     1-Sep-21    401,096   $24,066        --         --
       (a) 2010         --             --           --         --         --            --        --        --         --

Simon      2012    800,000             --           --       $0.15     1-Sep-21         --        --        --         --
Westbrook  2011    398,904        401,096           --       $0.15     1-Sep-21    401,096   $24,066        --         --
       (b) 2010         --             --           --         --         --            --        --        --         --

----------
(a)  Mr Mabey was  appointed  in April 2010.
(b)  M Westbrook was appointed in February 2010

OPTION EXERCISES AND STOCK VESTED TABLE

                                       OPTION AWARDS                                                   STOCK AWARDS
               ----------------------------------------------------------------      ----------------------------------------------
                                                                                                                          Equity
                                                                                                                        incentive
                                                                                                            Equity      plan awards:
                                                                                                           incentive    market or
                                             Equity                                                       plan awards:    payout
                                            Incentive                                                      number of     value of
                                            plan awards                                        Market      unearned      unearned
                                            Number of                             Number of   value of      shares,       shares,
                                            securities                            Shares or   Shares or     units or     units or
                Number of     Number of     underlying                            units of    units of       other        other
                 Shares        Shares       unexercised  Option       Option      stock that  stock that   rights that  rights that
               Acquired On   Acquired On    unearned     exercise   expiration     have not    have not     have not     have not
Name    Year   Exercise(#)   Unexercise(#)  options(#)   price($)      date        vested(#)   vested(#)    vested(#)    vested(#)
----    ----   -----------   -------------  ----------   --------      ----        ---------   ---------    ---------    ---------
Nitin   2012        --            --            --          --           --            --           --           --          --
Karnik  2011        --            --            --          --           --            --           --           --          --
        2010        --            --            --          --           --            --           --           --          --

Danny   2012    800,000           --            --       $0.15       1-Sep-21          --           --           --          --
Mabey   2011    398,904      401,096            --          --           --            --           --           --          --
      a 2010         --           --            --          --           --            --           --           --          --

Simon   2012    800,000           --            --       $0.15       1-Sep-21          --           --           --          --
West-   2011    398,904      401,096            --          --           --            --           --           --          --
brook b 2010         --           --            --          --           --            --           --           --          --

----------
(a)  Mr Mabey was appointed in April 2010.
(b)  M Westbrook was appointed in February 2010

                             PENSION BENEFITS TABLE

                                               Number of         Present
                                                 Years          Value of           Payments
                                   Plan        Credited        Accumulated        During Last
Name                    Year       Name        Service(#)       Benefit($)       Fiscal Year($)
----                    ----       ----        ----------       ----------       --------------
Nitin Karnik            2012        --             --               --                 --
                        2011        --             --               --                 --
                        2010        --             --               --                 --

Danny Mabey      (a)    2012        --             --               --                 --
                        2011        --             --               --                 --
                        2010        --             --               --                 --

Simon Westbrook  (b)    2012        --             --               --                 --
                        2011        --             --               --                 --
                        2010        --             --               --                 --

----------
(a)  Mr Mabey was appointed in April 2010
(b)  Mr Westbrook was appointed in February 2010

                    NONQUALIFIED DEFERRED COMPENSATION TABLE

                                    Executive          Registrant        Agregate                             Aggregate
                                  Contributions      Contributions       Earnings           Aggregate          Balance
                                  in Last Fiscal     in Last Fiscal    in Last Fiscal      Withdrawals      at Last Fiscal
Name                    Year         Year($)            Year($)           Year($)        Distributions($)     Year-end($)
----                    ----         -------            -------           -------        ----------------     -----------
Nitin Karnik            2012           --                 --                --                  --                --
                        2011           --                 --                --                  --                --
                        2010           --                 --                --                  --                --

Danny Mabey      (a)    2012           --                 --                --                  --                --
                        2011           --                 --                --                  --                --
                        2010           --                 --                --                  --                --

Simon Westbrook  (a)    2012           --                 --                --                  --                --
                        2011           --                 --                --                  --                --
                        2010           --                 --                --                  --                --

----------
(a)  Mr Karnik did not receive or accrue any compensation in any year.
(b)  Mr Mabey was appointed in April 2010. He has accrued, but has not been paid
     $140,000 for his services as a director, and COO, of the Company.

                          ALL OTHER COMPENSATION TABLE

                            Perquisites                                      Company                      Change
                             and Other                                   Contributions to  Severance    in Control
                             Personal           Tax          Insurance    Retirement and   Payments /   Payments /
Name                  Year  Benefits($)  Reimbursements($)  Premiums($)   401(k) Plans($)  Accruals($)  Accruals($)  Total($)
----                  ----  -----------  -----------------  -----------   ---------------  -----------  -----------  --------
Nitin Karnik          2012      --              --              --              --             --           --          --
                      2011      --              --              --              --             --           --          --
                      2010      --              --              --              --             --           --          --

Danny Mabey           2012      --              --              --              --             --           --          --
                      2011      --              --              --              --             --           --          --
                (a)   2010      --              --              --              --             --           --          --

Simon Westbrook       2012      --              --              --              --             --           --          --
                      2011      --              --              --              --             --           --          --
                (b)   2010      --              --              --              --             --           --          --

----------
(a)  Mr Mabey was appointed in April 2010
(b)  Mr Westbrook was appointed in February 2010

                          DIRECTOR COMPENSATION TABLE

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                 Fees                              Non-Equity      Nonqualified
                                Earned                             Incentive         Deferred
                               Paid in      Stock      Option        Plan          Compensation      All Other
    Name               Year    Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----               ----    -------     ---------  ---------  ---------------    -----------    ---------------   --------
Nitin Karnik           2012       --          --         --             --              --              --              --
                       2011       --          --         --             --              --              --              --
                 (a)   2010       --          --         --             --              --              --              --

Danny Mabey            2012       --          --      $23,428           --              --              --           $23,428
                       2011       --          --      $23,263           --              --              --           $23,263
                 (b)   2010       --          --         --             --              --              --              --

----------
(a)  Mr Mabey was appointed in April 2010
(b)  Mr Westbrook was appointed in February 2010

                               PERQUISITES TABLE

                                 Personal Use       Financial
                                  of Company        Planning/                       Executive
Name                   Year      Car/Parking($)   Legal Fees($)    Club Dues($)   Relocation($)  Total($)
----                   ----      --------------   -------------    ------------   -------------  --------
Nitin Karnik           2012          --                --              --             --            --
                       2011          --                --              --             --            --
                       2010          --                --              --             --            --

Danny Mabey            2012          --                --              --             --            --
                       2011          --                --              --             --            --
                 (a)   2010          --                --              --             --            --

Simon Westbrook        2012          --                --              --             --            --
                       2011          --                --              --             --            --
                 (b)   2010          --                --              --             --            --

----------
(a)  Mr Mabey was appointed in April 2010
(b)  Mr Westbrook was appointed in February 2010

         POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

                               Before Change       After Change
                                in Control          in Control
                               Termination         Termination
                             w/o Cause or for      w/o Cause or        Voluntary                                 Change in
Name                  Year     Good Reason($)    for Good Reason($)   Termination($)   Death($)  Disability($)   Control($)
----                  ----     --------------    ------------------   --------------   --------  -------------   ----------
Nitin Karnik          2012         --                  --                 --             --          --             --
                      2011         --                  --                 --             --          --             --
                      2010         --                  --                 --             --          --             --

Danny Mabey           2012         --                  --                 --             --          --             --
                      2011         --                  --                 --             --          --             --
                 (a)  2010         --                  --                 --             --          --             --

Simon Westbrook       2012         --                  --                 --             --          --             --
                      2011         --                  --                 --             --          --             --
                 (b)  2010         --                  --                 --             --          --             --

----------
(a)  Mr Mabey was appointed in April 2010
(b)  Mr Westbrook was appointed in February 2010

EMPLOYMENT AGREEMENTS

As of this time, there are no employment agreements with any named executive officer.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, CONFLICTS OF INTEREST. No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our common stock, as of December 31, 2012 based on an aggregate of 57,713,837 common shares issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

       Name and Address                      Amount of            Percentage
     of Beneficial Owner                Beneficial Ownership       of Class
     -------------------                --------------------       --------
Nitin Karnik, CEO & director (1)            11,823,529               20.5%
4944 El Camino Real, Ste 100,
Los Altos, CA 94022

Danny Mabey, COO & director (2)                800,000               1.4%
4944 El Camino Real, Ste 100,
Los Altos, CA 94022

Simon Westbrook, CFO (2)                       800,000               1.4%
4944 El Camino Real, Ste 100,
Los Altos, CA 94022

Directors and officers as a group (1)       13,423,529              23.3%

Guifeng Qui                                 13,137,255              25.2%
6-03 Xue Xi Yuan Vanke, New Town
Xin Yi Bau Da Doe,
Tianjin, PRC 300402

Sulu Karnik (3)                              3,469,608               6.0%
255 W El Camino Real,
Sunnyvale, CA 94087

Directors,officers and affiliates
as a group                                  30,030,392              52.1%

----------
(1)  Excludes holding by Nitin Karnik's spouse, Sulu Karnik
(2) Number of shares of common stock exercisable under the Company's 2010 Stock Option plan as of February 15, 2012
(3)  Spouse of Nitin Karnik, excludes holdings by Nitin Karnik

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Mr. Karnick, though his wholly owned Company, Numerity, has advanced cash to pay off supplier balances on behalf of the Company and the balance is reported as a loan from related party. The loan is unsecured, interest-free, and will be repaid when the Company raises sufficient cash to do so or has sufficient revenues.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, has a controlling interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance and royalties. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2012. The amendment was authorized for the Company by Mr Danny Mabey, a board director with no interest in Numerity. Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. The Company does not have the resources to pay these billings and accordingly, the billing has been added to the balance of notes payable to related party in the December 31, 2012 financial statements.

Additionally, the parties agreed to extend credit for amounts due to Numerity on a rolling term of a year and one day until further agreement between the parties. The amendment was approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity . In March 2012 and September 2011, Numerity assigned $350,000 and $675,000 respectively, of amounts then due from the Company to third parties, which debts were subsequently extinguished by the issuance of 2.9 million and 4.5 million shares of fully-paid common stock. The balance due to Numerity at December 31, 2012 is $151,751.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees related to services performed by George Stewart, CPA:

                                                 2012              2011
                                               --------          --------
               Audit Fees            (1)       $ 12,070          $  9,930
               Audit Related Fees    (2)             --                --
               Tax Fees              (3)             --                --
               All Other fees        (4)             --                --
                                               --------          --------
               Total                           $ 12,070          $  9,930
                                               ========          ========

----------
(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2) During 2012, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.
(3) During 2012, we did not incur fees for tax advice, tax planning and tax return preparation.
(4)  During 2012, we did not incur fees for other services.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2012 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61
(Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2012 fiscal year for filing with the SEC.

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

10.5          Numerity service agreement 2nd amendment *

10.6          IN TV independent sales representation agreement*

10.7          Numerity license to use office agreement*

10.8          Numerity revolving credit agreement*

10.9          Numerity video library license agreement*

14.1          Financial Code of Ethics**

31.1          Sec. 302 Certification of CEO***

31.2          Sec. 302 Certification of CFO***

32.1          Sec. 906 Certification of CEO***

32.1          Sec. 906 Certification of CFO***

101           Interactive data files pursuant to Rule 405 of Regulation S-T***

----------
* Incorporated by reference to the Company's Amended Annual Report on Form 10-K/A, filed November 14, 2011.
** Incorporated by reference to the Company's Annual Report on Form 10-K, filed March 21, 2012.
***  Filed herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2013                          IN Media Corporation


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


/s/ Nitin Karnik                                                  March 20, 2013
-------------------------------------                             --------------
Nitin Karnik                                                          Date
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Simon P. Westbrook                                            March 20, 2013
-------------------------------------                             --------------
Simon P. Westbrook                                                    Date
Chief Financial Officer, Principal Accounting Officer
(Principal Financial Officer)


/s/ Danny Mabey                                                   March 20, 2013
-------------------------------------                             --------------
Danny Mabey                                                           Date
Director