Form 10-Q
period 2013-03-31
IN Media Corp
filed 2013-05-13
CIK 1399488

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                  For the quarterly period for March 31, 2013

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

As of May 7, 2013, the registrant had 57,713,837 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                              In Media Corporation

                            INDEX TO FORM 10-Q FILING
               FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

                              In Media Corporation
                          (A Development Stage Company)
                                 Balance Sheets


                                                                              March 31,            December 31,
                                                                                2013                   2012
                                                                            ------------           ------------
                                                                            (Unaudited)             (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                      $      8,950           $        950
                                                                            ------------           ------------
                                                                                   8,950                    950
Movie distribution systems                                                        40,000                 40,000
                                                                            ------------           ------------

TOTAL ASSETS                                                                $     48,950           $     40,950
                                                                            ============           ============

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts  payable                                                         $    576,461           $    535,204
  Accrued interest                                                                 3,123                    466
  Advances and deposits received from customers                                   47,650                 47,650
  Derivative liability on option grants                                           54,104                 23,980
  Convertible note, principal amount                                             137,500                 50,000
   less discount                                                                 (52,302)               (26,280)
                                                                            ------------           ------------
Notes payable, net                                                                85,198                 23,720
                                                                            ------------           ------------
TOTAL CURRENT  LIABILITIES                                                       766,536                631,020

LONG TERM LIABILITIES
  Long term accounts payable to related party                                    211,751                151,751

STOCKHOLDERS' EQUITY
  Common stock - 75,000,000 shares authorized at $0.001 par value;
   57,713,837 shares issued and outstanding
   at March 31, 2013, and December 31, 2012, respectively                         57,714                 57,714
  Additional paid-in capital                                                   2,355,170              2,355,170
  Deficit accumulated during the development stage                            (3,342,221)            (3,154,705)
                                                                            ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                      (929,337)              (741,821)
                                                                            ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $     48,950           $     40,950
                                                                            ============           ============


 The accompanying footnotes are an integral part of these financial statements.

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                   Inception
                                                    Three months           Three months         October 27, 2008
                                                       Ending                 Ending                Through
                                                      March 31,              March 31,              March 31,
                                                        2013                   2012                   2013
                                                    ------------           ------------           ------------
                                                    (Unaudited)             (Unaudited)            (Unaudited)
EXPENSES
  General & administrative                          $    173,256           $     63,794           $  2,474,700
  Development expenses                                        --                     --                642,250
  Interest and debt discount expense                      24,006                  9,319                235,017
  Revaluation of derivative liabilitiy                    (9,746)                    --                 (9,746)
                                                    ------------           ------------           ------------

NET (LOSS)                                          $   (187,516)          $    (73,113)          $ (3,342,221)
                                                    ============           ============           ============

BASIC AND FULLY-DILUTED (LOSS) PER SHARE*           $      (0.00)          $      (0.01)
                                                    ============           ============
WEIGHTED AVERAGE NUMBER OF
 BASIC COMMON SHARES OUTSTANDING                      57,713,837             53,921,893
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

                              In Media Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                               Inception
                                                                      Three months        Three months      October 27, 2008
                                                                         ended               ended              Through
                                                                        March 31,           March 31,           March 31,
                                                                          2013                2012                2013
                                                                      ------------        ------------        ------------
                                                                       (Unaudited)         (Unaudited)         (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                            $   (187,516)       $    (73,113)       $ (3,342,221)
  Adjustments to reconcile net income to net cash used
   in operating activities
     Stock issued for services in lieu of cash                                  --                  --             591,999
     Stock issued in settlement of debts                                        --                  --           1,025,000
     Stock issued upon conversion of notes                                      --                  --             228,000
     Non cash stock compensation expense                                        --              11,682             106,482
     Discount on convertible notes, net of amortization                    (26,022)              8,220              72,981
     Derivative liability on convertible notes, net                         30,124                  --              54,104
     Accrual of note interest                                                2,657               1,097               9,243
  Increase (decrease) in operating liabilities
     Accounts payable                                                       41,257              37,239             576,461
     Advances and deposits from customers                                       --                  --              47,650
                                                                      ------------        ------------        ------------
           TOTAL CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (139,500)            (14,875)           (630,301)
                                                                      ------------        ------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                        --                  --             290,000
  Net proceeds from sale of convertible notes                               87,500                  --             137,500
  Advances from related party                                               60,000              15,810             211,751
                                                                      ------------        ------------        ------------
           TOTAL CASH PROVIDED BY  FINANCING ACTIVITIES                    147,500              15,810             639,251
                                                                      ------------        ------------        ------------
Net increase in cash                                                         8,000                 935               8,950
Cash at beginning of period                                                    950                  52                  --
                                                                      ------------        ------------        ------------

CASH AT END OF PERIOD                                                 $      8,950        $        987        $      8,950
                                                                      ============        ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest Paid                                                       $         --        $         --        $         --
                                                                      ============        ============        ============
  Taxes Paid                                                          $         --        $         --        $      3,200
                                                                      ============        ============        ============


 The accompanying footnotes are an integral part of these financial statements.

                              IN MEDIA CORPORATION
               NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS
                          ENDED MARCH 31, 2013 AND 2012
                                   (Unaudited)

1. ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date. The Company's fiscal year end is December 31.

2. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2013, the Company had accumulated a loss from operations of $3.2 million and has earned no revenues since inception, and our liabilities exceed our assets by approximately $929,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of March 31, 2013. Our ability to fulfil sales orders is strongly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage by the end of 2013. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase interests, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS
The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 201.3. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

     Level 1. Observable inputs such as quoted prices in active markets;
     Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

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

H) DERIVATIVE INSTRUMENTS
The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for note-holders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $42,823 and $17,269 during the three months ended March 31, 2013 and 2012, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended March 31, 2013 and 2012, the Company amortized $18,298 and $8,221, respectively, as debt discount expense.

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

On June 17, 2010 the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company's 2010 Stock Option Plan. During the period from registration to December 31, 2012, the Company issued 817,000 shares to consultants as payment for services provided, and 1,600,000 options to employees. On November 21, 2012 the Company filed a second S-8 registering an additional 2,500,000 common shares for issuance under the Company's 2010 Amended and Restated Stock Option Plan, and at March 31, 2013 has 2,083,000 registered shares available for future issuance

B) SHARE ISSUANCES
Since inception (October 27, 2008) to March 31, 2013, the Company has issued the following shares:

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

                              Three months       Year ended        Period
                                 ended             ended            from
                                March 31,       December 31,      Inception
# Shares                          2013              2012            Total
--------                       ----------        ----------      ----------
Payment of consultants                 --            80,000         897,000
Purchase of assets                     --                --         250,000
Conversion of notes                    --         1,961,944       3,511,466
Settlement of debt                     --         3,500,000       8,000,000
Payment of note interest               --                --          55,371
                               ----------        ----------      ----------
Total                                  --         5,541,944      12,713,837
                               ==========        ==========      ==========

                              Three months       Year ended        Period
                                 ended             ended            from
                                March 31,        December 31,     Inception
Value of Shares                   2013              2012            Total
---------------                ----------        ----------      ----------
Payment of consultants         $       --        $   24,000      $  591,999
Purchase of assets                     --                --          40,000
Conversion of notes                    --            55,000         228,000
Settlement of debt                     --           350,000       1,025,000
Payment of note interest               --                --           6,120
                               ----------        ----------      ----------
Total                          $       --        $  429,000      $1,891,119
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

5. NOTES PAYABLE

The Company issued Convertible Notes ("Notes"), carrying interest rates of between 8% and 10% per annum, from three note-holders for terms ranging from 9 months to 12 months as set forth in the following table.

Date        #    Balance      Advances    Repayments   Conversions    Balance
----        -    -------      --------    ----------   -----------    -------
27-Nov-12   1    $     --     $ 50,000       $  --        $  --      $ 50,000
10-Jan-12   2    $ 50,000     $ 25,000       $  --        $  --      $ 75,000
10-Jan-13   3    $ 75,000     $ 37,500       $  --        $  --      $112,500
27-Feb-13   4    $112,500     $ 25,000       $  --        $  --      $137,500
                              --------       -----        -----      --------
                              $137,500       $  --        $  --      $137,500
                              ========       =====        =====      ========

The Notes are convertible into shares of Common Stock based on discounts of between 37.5% to 50% on the lowest closing stock prices in the month prior to the conversion. The Company recognized the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $42,823 and $17,269 during the three months ended March 31, 2013 and 2012, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended March 31, 2013 and 2012, the Company amortized $18,298 and $8,221, respectively, as debt discount expense. On a quarterly basis, the Company values the derivative liability to determine that the carrying value is in line with market value and, adjustments are made to the value of derivative liability as required. In March 2013, the Company marked the value of the derivative liability down by $9,746 following a decline in share price, and this amount was changed as a non-operating expense.

6. INCOME TAXES

The Company has incurred operating losses of $3,154,705 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

                                                                  March 31, 2013
                                                                  --------------
Future income tax assets:
  Net operating loss from October 27, 2008
   (inception) to March 31, 2013)                                  $ 3,154,705
  Statutory tax rate (combined federal and state)                         40.1%
  Non-capital tax loss                                               1,265,869
  Valuation allowance                                               (1,265,869)
                                                                   -----------

                                                                   $        --
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

8. RELATED PARTY TRANSACTIONS

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box ("STB") designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through March 31, 2013 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as at March 31, 2013. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the after the first commercial shipment. The amendment was authorized for the Company by Mr Danny Mabey, a board director with no interest in Numerity.

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

As at March 31, 2013, Numerity has assigned $1,375,000 of this related party debt to third parties which was subsequently paid off through the issuance of fully paid restricted shares of common stock, leaving a balance due to Numerity at March 31, 2013 of $211,751. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, we have obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

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

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to In Media Corporation, unless the context requires otherwise.

BACKGROUND

IN Media Corporation is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. ("Tres Estrellas"). Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 (the "Acquisition Date"), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date. The Company's fiscal year end is December 31.

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

DEVELOPMENT STAGE OPERATIONS

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the "Service Agreement") to us. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, on as of January 1, 2011 our company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill us for the actual cost of any goods or services provided wholly, exclusively and necessarily for our benefit. Effective September 1, 2012, in an effort to promote new business development efforts, we agreed to further amend the Service Agreement such that we again pay $40,000 per calendar month in service fees to Numerity. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

Additionally, in November 2008, we licensed our engineering technology, IP, and set top box designs (the "Licensing and Maintenance Agreement") from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was additionally approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

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

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of March 31, 2013. Our ability to fulfil sales orders is strongly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manufacturer to finance production of this order and believe, although we cannot guarantee, to move beyond our development stage into an operational stage by the end of 2013.

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

THE COMPETITION AND COMPETITIVE ADVANTAGE

The competitive landscape for IPTV services is very crowded as the market potential is very large. The key players will be the platform providers who control access to telephony, television, internet and content for consumers. However, companies like Microsoft, Apple, Amazon, and the major Hollywood studios are moving forward on their own solutions to monetize content and services over the internet. Key hardware vendors like Motorola, Cisco, Intel, etc. are also potential competitors for set-top box solutions as they have previously established relationships with the platform providers.

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

RESULTS OF OPERATIONS

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $3,154,705 in expenses since inception through March 31, 2013. Although we have received purchase orders for our hardware products from time to time, as a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and such orders subsequently lapsed. We will not be able to fulfill or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure approximately up to $500,000 in financing to secure the first delivery on any orders booked. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and interest from a potential customer. This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered. If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the opportunity may be cancelled or diverted to other providers of IP TV equipment.

OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013

We incurred $173,256 and $63,794 in general administrative expenses for the three months ended March 31, 2013 and 2012, respectively. These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings. The increase reflects $120,000 of service charges billed by Numerity Corporation in the three months ended March 31, 2012.

We did not incur any development expenses in the three months ended March 31, 2013 or 2012, since our products are now developed and we are directing our limited cash resources to business development and reporting compliance. We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which we committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended and terms amended. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $24,006 and $9,319 for the three months ended March 31, 2013 and 2012, respectively. The increase reflects the increase in convertible debt outstanding during the quarter ended March 31, 2013.

Our management reviews its derivate liability quarterly in relation to market value and charged $9,746 and $0 as revaluation expenses to non-operating expense in the three months ended March 31, 2013 and 2012, respectively.

The following table provides selected financial data about our company as at March 31, 2013.

               Balance Sheet Data:
               -------------------
               Cash                                    $   8,950
               Total assets                            $  48,950
               Total liabilities                       $ 929,287
               Shareholders' equity (deficit)          $(929,337)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2013 was $8,950. During the three months ended March 31, 2013, we expended $139,500 in cash in our by operating activities. We also raised $87,500 from the sale of convertible notes during the three months ended March 31, 2013.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of our company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $535,500 as of March 31, 2013, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future.

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and was applied on a retrospective basis. The adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued a new accounting standard requiring most entities to present items of net income and other comprehensive income either in one continuous statement -- referred to as the statement of comprehensive income -- or in two separate, but consecutive, statements of net income and comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new standard included a requirement to present reclassification adjustments out of accumulated other comprehensive income by component on the face of the financial statements. In December 2011, the reclassification requirement within the new standard was deferred until further guidance is issued on this topic. The new standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Item 1A of the Company's Form 10-K for the year ended December 31, 2012, including but not limited, to the following:

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

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements. The report states that as of March 31, 2013, we had accumulated a loss from operations of $3.2 million and have earned no revenues since inception, and our liabilities exceed our assets by approximately over $900,000. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Nitin Karnik, the Company's Chief Executive Officer and Simon Westbrook, our Company's Chief Financial Officer. Neither of these executives has yet been paid for the services they have provided and the loss of the services of either officer for any reason may have a material adverse effect on our business and prospects. We cannot assure you that their services will continue to be available to us, or that we will be able to find a suitable replacement for either of them. We do not carry key man life insurance for any key personnel.

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

From time to time, the Company has issued convertible notes which can be converted at the noteholder's option into shares of common stock of the Company. We have at times experienced considerable volatility in our share price and if the share price falls in advance of a note conversion date, investors could suffer significant dilution when the notes are converted into shares of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 0 and 3,500,000 fully-paid shares of common stock during the three months ended March 31, 2013 and March 31, 2012, respectively, for the settlement of outstanding liabilities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2013.

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

Numerity service agreement                                                10.3**

Numerity service agreement 1st amendment                                  10.4**

Numerity service agreement 2nd amendment                                  10.5**

IN TV independent sales representation agreement                          10.6**

Numerity license to use office agreement                                  10.7**

Numerity revolving credit agreement                                       10.8**

Numerity video library license agreement                                  10.9**

Numerity service agreement 3nd amendment                                  10.10

Certification  of Chief Executive  Officer pursuant to 18 U.S.C.
1350, as adopted  pursuant to Section 302 of the  Sarbanes-Oxley
Act of 2002                                                               31.1

Certification  of Chief Financial  Officer pursuant to 18 U.S.C.
1350, as adopted  pursuant to Section 302 of the  Sarbanes-Oxley
Act of 2002                                                               31.2

Certification  of Chief Executive  Officer pursuant to 18 U.S.C.
1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley
Act of 2002                                                               32.1

Certification  of Chief Financial  Officer pursuant to 18 U.S.C.
1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley
Act of 2002                                                               32.2

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

IN Media Corporation (Registrant)


/s/ Nitin Karnik                                               Date: May 8, 2013
------------------------------------------------------
Nitin Karnik
President, Chief Executive Officer
and Director


/s/ Simon Westbrook                                            Date: May 8, 2013
------------------------------------------------------
Simon Westbrook
Chief Financial Officer & Principal Accounting Officer