Form 10-Q
period 2013-06-30
IN Media Corp
filed 2013-08-12
CIK 1399488

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period for June 30, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

Commission File Number 000-54359

IN Media Corporation

(Exact name of Registrant as specified in its charter)

Nevada	20-8644177
(State of	(IRS Employer
Incorporation)	(ID Number)

4920 El Camino Real, Suite 100, Los Altos, CA 94022

(Address of Principal Executive Offices)

Phone: (408) 786-5489

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of August 7, 2013, the Registrant had 57,988,837 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes      . No  X .

In Media Corporation

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

PART 1

FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

IN MEDIA CORPORATION

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IN Media Corporation

I have reviewed the condensed balance sheets of IN Media Corporation (A Development Stage Company) as of June 30, 2013, and the related condensed statements of operations for the three months and six months ended June 30, 2013 and 2012 and for the period from October 27, 2008 (inception) to June 30, 2013, and condensed statements of cash flows for the three months and six months ended June 30, 2013 and 2012 and for the period from October 27, 2008 (inception) to June 30, 2013.  These financial statements are the responsibility of the company’s management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of IN Media Corporation (A Development Stage Company) as of December 31, 2012, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated March 13, 2013, I expressed a going concern opinion on those financial statements.  In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Seattle, Washington

August 7, 2013

In Media Corporation
(A Development Stage Company)
Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$5,200	$950

	5,200	950

Movie distribution systems	40,000	40,000

Total Assets	$45,200	$40,950

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$620,296	$535,204
Accrued interest	7,143	466
Advances and deposits received from customers	47,650	47,650
Derivative liability on convertible notes	98,172	23,980
Convertible note, principal amount	201,250	50,000
less discount	(75,542)	(26,280)
Notes payable, net	125,708	23,720

Total Current Liabilities	898,969	631,020

Long term liabilities
Long term accounts payable to related party	252,751	151,751

Stockholders' Equity
Common stock - 75,000,000 shares authorized at $0.001 par value; 57,988,837 and 57,713,837 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively

	57,989	57,714
Additional paid-in capital	2,376,145	2,355,170
Deficit accumulated during the development stage	(3,540,654)	(3,154,705)

Total Stockholders' Equity	(1,106,520)	(741,821)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
	$45,200	$40,950

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Condensed Statements of Operations
Unaudited

					Inception
	Three months Ended	Three months Ended	Six months Ended	Six months Ended	October 27, 2008 Through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

EXPENSES
General & administrative	$170,085	$63,398	$343,341	$127,192	$2,657,554
Development expenses	-	-	-	-	642,250
Interest and debt interest expense	28,348	2,168	52,354	11,487	250,596
Revaluation of derivative liability	-	-	(9,746)	-	(9,746)

NET (LOSS)	$198,433	$65,566	$385,949	$138,679	$3,540,654

Basic (loss) per share *	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of basic
common shares outstanding	57,793,004	57,633,837	57,736,456	55,232,448

* The fully-diluted loss per share is not presented since the result would be anti-dilutive.

In Media Corporation
(A Development Stage Company)
Statements of Cash Flows

			Inception
			October 27, 2008
	Six months ended	Six months ended	Through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(385,949)	$(138,679)	$(3,540,654)
Adjustments to reconcile net income to net cash used in operating activities

Stock issued for services in lieu of cash	-	-	591,999
Stock issued in settlement of debts	-	-	1,025,000
Stock issued upon conversion of notes	-	-	249,250
Non cash stock compensation expense	-	23,364	106,482
Discount on convertible notes, net of amortization	(49,262)	(60,835)	49,741
Derivative liability on convertible notes, net	74,192	72,322	98,172
Accrual of note interest	6,677	-	13,263

Increase (decrease) in operating liabilities
Accounts payable	85,092	80,529	620,296
Advances and deposits from customers	-	-	47,650

Total cash provided by (used in) operating activities	$(269,250)	$(23,299)	$(738,801)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	290,000
Net proceeds from sale of convertible notes	172,500	-	201,250
Advances from related party, net of repayments	101,000	23,910	252,751

Total cash provided by financing activities	$273,500	$23,910	$744,001

Net increase in cash	4,250	611	5,200

Cash at beginning of period	950	52	-

Cash at end of period	$5,200	$663	$5,200

Supplemental Cash Flow Information:
Interest Paid	-	-	-
Taxes Paid	$-	$800	$3,200

The accompanying footnotes are an integral part of these financial statements.

IN MEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS

ENDED JUNE 30, 2013 AND 2012

(Unaudited)

1.

ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”).  Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date. The Company's fiscal year end is December 31.

2.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2013, the Company had accumulated a loss from operations of $3.5 million and has earned no revenues since inception, and our liabilities exceed our assets by approximately $1,107,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of June 30, 2013. Our ability to fulfil sales orders is strongly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions,  extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manufacturer to finance production of this order and hope, although we cannot guarantee, to move beyond our development stage into an operational stage by the end of 2013. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase interests, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.

Observable inputs such as quoted prices in active markets;

Level 2.

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.

Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

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

H) DERIVATIVE INSTRUMENTS

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for note-holders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The amount added to the discount reserve and derivative liability was $89,891 and $0 during the six months ended June 30, 2013 and 2012, and $44,068 and $0 during the three months ended June 30, 2013 and 2012, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the six months and three months ended June 30, 2013 the Company amortized $22,928 and $14,823, and during the six months and three months ended June 30, 2012 the Company amortized $2,168 and $10,389, respectively, as debt discount expense.

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

On June 17, 2010, the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company’s 2010 Stock Option Plan. During the period from registration to December 31, 2012, the Company issued 817,000 shares to consultants as payment for services provided, and 1,600,000 options to employees. On November 21, 2012 the Company filed a second S-8 registering an additional 2,500,000 common shares for issuance under the Company’s 2010 Amended and Restated Stock Option Plan, and at June 30, 2013 has 2,083,000 registered shares available for future issuance

B)

SHARE ISSUANCES

Since inception (October 27, 2008) to June 30, 2013, the Company has issued the following shares:

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

	Six months	Year	Period
	ended	ended	from
SUMMARY ISSUANCE OF COMMON STOCK	June 30,	December 31,	Inception
# Shares	2013	2012	Total
Payment of consultants		80,000	897,000
Purchase of assets			250,000
Conversion of notes	275,000	1,961,944	3,786,466
Settlement of debt		3,500,000	8,000,000
Payment of note interest			55,371
Total	275,000	5,541,944	12,988,837

	Six months	Year	Period
	ended	ended	from
	June 30,	December 31,	Inception
Value of Shares	2013	2012	Total
Payment of consultants		24,000	591,999
Purchase of assets			40,000
Conversion of notes	21,250	55,000	249,250
Settlement of debt		350,000	1,025,000
Payment of note interest			6,120
Total	21,250	429,000	1,912,369

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the debt-holder confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debt-holder acknowledged that the shares being issued were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

5.

NOTES PAYABLE

The Company has issued seven Convertible Notes (“Notes”), carrying interest rates of between 8% and 10% per annum, from three note-holders for terms ranging from 9 months to 12 months as set forth in the following table.

Date	#	Balance	Advances	Repayments	Conversions	Balance
27-Nov-12	1		$ 50,000	$ -	$ (21,250)	$ 28,750
10-Jan-13	2	28,750	25,000	-	-	53,750
10-Jan-13	3	53,750	37,500	-	-	91,250
27-Feb-13	4	91,250	25,000	-	-	116,250
24-Apr-13	5	116,250	25,000			141,250
22-May-13	6	141,250	35,000			176,250
27-Jun-13	7	176,250	25,000			201,250

30-Jun-13			$ 222,500	$ -	$ (21,250)	$ 201,250

The Notes are convertible into shares of Common Stock based on discounts of between 37.5% to 50% on the lowest closing stock prices in the month prior to the conversion. The Company recognized the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their Notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The amount added to the discount reserve and derivative liability was $89,891 and $0 during the six months ended June 30, 2013 and 2012 respectively, and $44,068 and $0 during the three months ended June 30, 2013 and 2012, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the Notes. During the six months and three months ended June 30, 2013, the Company amortized $22,928 and $14,823 respectively, and during the six months and three months ended June 30, 2012, the Company amortized $2,168 and $10,389, respectively, as debt discount expense. On a quarterly basis, the Company values the derivative liability to determine that the carrying value is in line with market value and, adjustments are made to the value of derivative liability as required. At June 30, 2013, the Company reviewed the discount value based on current prices of common stock and established that the carrying value was in line with market.

6.

INCOME TAXES

The Company has incurred operating losses of $3,540,654 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

June 30, 2013
Future income tax assets:
Net operating loss from October 27, 2008 (inception) to June 30, 2013)	$3,540,654
Statutory tax rate (combined federal and state)	40.4%
Non-capital tax loss	1,431,209
Valuation allowance	(1,431,209)
$-

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

8.

RELATED PARTY TRANSACTIONS

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box (“STB”) designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through June 30, 2013 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as of June 30, 2013. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the after the first commercial shipment. The amendment was authorized for the Company by Mr Danny Mabey, a board director with no interest in Numerity.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation, a provider of contract executive, administration and business development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, as of January 1, 2011 the Company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of the Company. Effective September 1, 2012, in an effort to promote new business development efforts, the Company agreed to further amend the Service Agreement such that they again pay $40,000 per calendar month in service fees to Numerity. The amendments were authorized by Mr. Danny Mabey, a board director with no interest in Numerity.

As a result of these transactions, and the occasional need for Numerity to advance loans to the Company with which to meet its bills, the Company typically has a balance payable which is reported as a long term account payable to a related party. Through June 30, 2013, Numerity has assigned $1,375,000 of this related party debt to third parties who subsequently accepted the issuance of fully paid restricted shares of common stock, in settlement, leaving a balance due to Numerity at June 30, 2013 of $252,751. In order to regularize a de facto extended credit arrangement between the Company and Numerity Corporation, we  have obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we have appointed to represent us in developing our business in China. The Agreement with this distributor provides that we will receive a margin of $20 on each unit of set-top box sold through that distribution channel, and an additional $5 per month per subscriber for content distribution contracts using our content library.  There have been no such sales or margins to date.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation which owns the library of film content which we intend to include as part of our product offerings. Numerity has agreed to make the library available to us at no charge.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or except as required by the federal securities laws. All material risks are described in the risk section of this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to In Media Corporation, unless the context requires otherwise.

Background

IN Media Corporation is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”).  Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date. The Company's fiscal year end is December 31.

Business

With our registered office in Reno, Nevada, and principal executive office in Los Altos, CA, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television (“IPTV”) services for cable, satellite, internet, telephony and mobile markets.  IPTV delivers video content from public domain and premium content sources over the internet to consumer display devices ranging from large screen TVs in the home, to mobile display devices such as the I-Phone or I-Pad. Our goal is to become a global leader of IPTV implementation systems through the design and delivery of a combination of hardware, software, manufacturing and content services at competitive prices. Our systems may be offered to communications providers such as cable or satellite channels, governmental organizations, content owners such as publishers, movie and video game owners, and other premium content providers, or distributors and re-sellers who support such channels to either complete their proprietary offerings or provide an all-in-one solution.

Trends and market opportunities

•

In recent years the opportunity for IPTV has been fuelled by various factors including, but not limited to improvements in broadband technology and infrastructure, and consequent reduced cost

•

Growth of mass market adoption of broadband access including mobile applications

•

Consumer expectations and pressure for video on demand rather than general broadcast distribution which has become increasingly expensive and generally poor quality content

•

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

Premium Video content: We currently have the rights to make available our library of over 4,000 entertainment titles from Hollywood to “Bollywood” (the informal term popularly used for the Mumbai-based Hindi-language film industry in India) movies.  This library can be made available and accessed by users through their IPTV platform by direct subscription, or indirectly via third party channels.

Development Stage Operations

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the “Service Agreement”) to us. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, on as of January 1, 2011 our company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill us for the actual cost of any goods or services provided wholly, exclusively and necessarily for our benefit. Effective September 1, 2012, in an effort to promote new business development efforts, we agreed to further amend the Service Agreement such that we again pay $40,000 per calendar month in service fees to Numerity. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

Additionally, in November 2008, we licensed our engineering technology, IP, and set top box designs (the “Licensing and Maintenance Agreement”) from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was additionally approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we have appointed to represent us in developing our business in China. The Agreement with this distributor provides that we will receive a margin of $20 on each unit of set-top box sold through that distribution channel, and an additional $5 per month per subscriber for content distribution contracts using our content library.  There have been no such sales or margins to date. At the same time, we have been working with other distribution channels in China and other international markets to demonstrate and prove our products and our integrated platform which includes hardware, software, and content.

We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of June 30, 2013. Our ability to fulfil sales orders is strongly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions,  extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We currently have an advance from one customer and are continuing to explore credit arrangements with our sub-contract manufacturer to finance production of this order and believe, although we cannot guarantee, to move beyond our development stage into an operational stage by the end of 2013.

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

Results of Operations

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $3,540,654 in expenses since inception through June 30, 2013.  Although we have received purchase orders for our hardware products from time to time, as  a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer, we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill these orders, and such orders subsequently lapsed. We will not be able to fulfill or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure approximately up to $500,000 in financing to secure the first delivery on any orders booked. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, an established international distribution channel for our products, and interest from a potential customer.  This customer has agreed to work with us while we seek and negotiate financing arrangements to fund these orders, however, as a result of the delay, they are asking us to upgrade or customize certain features to remain at the forefront of the competitive market by the time we actually ship the products ordered.  If we are unable to secure financing for production and delivery of these purchase orders within a reasonable period of time we face the risk that the opportunity may be cancelled or diverted to other providers of IP TV equipment.

Operations for the three months ended June 30, 2013

We incurred $170,085 and $63,398  in general administrative expenses for the three months ended June 30, 2013 and 2012, respectively.  These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings.  The increase reflects $120,000 of service charges billed by Numerity Corporation in the three months ended June, 2013.

We did not incur any development expenses in the three months ended June 30, 2013 or 2012, since our products are now developed and we are directing our limited cash resources to business development and reporting compliance.  We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which we committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended and terms amended. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $28,348 and $2,168 for the three months ended June 30, 2013 and 2012, respectively. The increase reflects the increase in convertible debt outstanding during the quarter ended June 30, 2013.

Our management  reviews its derivate liability quarterly in relation to market value and charged $0 and $0 as revaluation expenses to non-operating expense in the three months ended June 30, 2013 and 2012, respectively.

Operations for the six months ended June 30, 2013

We incurred $343,341 and $127,192  in general administrative expenses for the six months ended June 30, 2013 and 2012, respectively.  These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings.  The increase reflects $240,000 of service charges billed by Numerity Corporation in the six months ended June, 2013.

We did not incur any development expenses in the six months ended June 30, 2013 or 2012, since our products are now developed and we are directing our limited cash resources to business development and reporting compliance.

Interest and debt discount expense amounted to $52,354 and $11,487 for the six months ended June 30, 2013 and 2012, respectively. The increase reflects the increase in convertible debt outstanding during the six months ended June 30, 2013.

Our management  reviews its derivate liability quarterly in relation to market value and charged $9,746 and $0 as revaluation expenses to non-operating expense in the six months ended June 30, 2013 and 2012, respectively.

The following table provides selected financial data about our company as at June 30, 2013.

Balance Sheet Data:

Cash	$5,200
Total assets	$45,200
Total liabilities	$1,151,720
Shareholders' equity (deficit)	$(1,106,520)

Liquidity and Capital Resources

Our cash balance at June 30, 2013 was $5,200. During the six months ended June 30, 2013, our cash balance increased by $4,250. We raised $172,500 from the sale of convertible notes during the six months ended June 30, 2013 and consumed $168,250 as a result of our operating losses in the period, offset by an increase in credit extended by related parties.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of our company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $620,000 as of June 30, 2013, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future.

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

On September 30, 2009, we adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

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

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

 On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s results of operations of financial condition.

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and was applied on a retrospective basis. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued a new accounting standard requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new standard included a requirement to present reclassification adjustments out of accumulated other comprehensive income by component on the face of the financial statements. In December 2011, the reclassification requirement within the new standard was deferred until further guidance is issued on this topic. The new standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, as amended, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, including but not limited, to the following:

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements.  The report states that as of June 30, 2013, we had accumulated a loss from operations of $3.5 million and have earned no revenues since inception, and our liabilities exceed our assets by approximately over $1,100,000. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

OUR COMPANY’S BUSINESS IS IMPACTED BY ANY INSTABILITY AND FLUCTUATIONS IN GLOBAL FINANCIAL SYSTEMS.

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

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A SHAREHOLDER’S ABILITY TO BUY AND SELL OUR COMMON SHARES.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a business that has no revenue, few purchase and expense transactions, and little in the way of tangible assets and working capital. However, the reliance on third party sub-contractors and lack of employees makes it difficult to ensure segregation of key duties, provide multiple levels of review, and ensure that specified checks and balances exist and are enforced and acted upon where necessary. The current transaction volume and limited transaction channels mean that operating management, financial management, board members and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company’s established procedures and controls. When we secure purchase orders and start purchasing product from our sub-contract manufacturers, shipping product to our customers, collecting receivables, and paying our vendors we will need to apply significantly more resources to the management of our controls and procedures and to ensure and continue effective compliance.  If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, shortage of working capital, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

WE DO NOT HAVE KEY MAN INSURANCE ON OUR CEO, ON WHOM WE RELY FOR THE MANAGEMENT OF OUR BUSINESS AND IT MAY BE DIFFICULT, OR TIME CONSUMING TO FIND A SUITABLE REPLACEMENT WHICH COULD LEAD TO LOSS OF BUSINESS MOMENTUM.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Nitin Karnik, the Company’s Chief Executive Officer. The loss of Mr Karnick’s services for any reason may have a material adverse effect on our business and prospects. We cannot assure you that his services will continue to be available to us, or that we will be able to find a suitable replacement for him. We do not carry key man life insurance for any key personnel.

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

From time to time, the Company has issued convertible notes which can be converted at the noteholder’s option into shares of common stock of the Company. We have at times experienced considerable volatility in our share price and if the share price falls in advance of a note conversion date, investors could suffer significant dilution when the notes are converted into shares of common stock.

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

The PRC government imposes controls on the convertibility of RMB (“RMB”) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the RMB is not a freely convertible currency.  Shortages in the  availability  of  foreign  currency  may restrict  our  ability  to  remit sufficient  foreign  currency to pay  dividends,  or otherwise  satisfy  foreign currency  denominated  obligations.  Under existing PRC foreign   exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  However,  approval from  appropriate governmental authorities is required where RMB is to be converted  into foreign currency and  remitted  out of China  to pay capital expenses such  as  the  repayment  of  loans and corporate debt obligations denominated in foreign currencies.

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

WE ARE AN “EMERGING GROWTH COMPANY” AND WE CANNOT BE CERTAIN IF THE REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

WE WILL INCUR INCREASED COSTS AND DEMANDS UPON MANAGEMENT AS A RESULT OF COMPLYING WITH THE LAWS AND REGULATIONS THAT AFFECT PUBLIC COMPANIES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, BUSINESS AND PROSPECTS.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 0 and 3,500,000 fully-paid shares of common stock during the six months ended June 30, 2013 and June 30, 2012, respectively, for the settlement of outstanding liabilities.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits.

Exhibit Number

Amended and Restated Articles of Incorporation	3.1**

Amended and Restated Bylaws	3.2**

Numerity licensing and maintenance agreement	10.1**

Numerity licensing and maintenance agreement 1st amendment	10.2**

Numerity service agreement	10.3**

Numerity service agreement 1st amendment	10.4**

Numerity service agreement 2nd amendment	10.5**

IN TV independent sales representation agreement	10.6**

Numerity license to use office agreement	10.7**

Numerity revolving credit agreement	10.8**

Numerity video library license agreement	10.9**

Numerity service agreement 3nd amendment	10.10

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

Letter Agreement between Numerity Corporation and IN Media Corporation confirming rights for IN Media to use Numerity’s video library without charge	99.1*

Letter Agreement between Numerity Corporation and IN Media Corporation confirming Numerity’s commitment, without charge, to extend credit for a period of one year and one day, subject to notice	99.2*

* Incorporated by reference to Form 10-Q for June 30, 2011

** Incorporated by reference to Form 10K/A for December 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IN Media Corporation (Registrant)

/s/ Nitin Karnik

Date: August 12, 2013

Nitin Karnik

President, Chief Executive Officer and Director

/s/ Simon Westbrook

Date: August 12, 2013

Simon Westbrook

Chief Financial Officer & Principal Accounting Officer