Form 10-Q
period 2013-09-30
IN Media Corp
filed 2013-11-12
CIK 1399488

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period for September 30, 2013

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

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

As of November 5, 2013, the registrant had 59,506,868 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format  Yes      . No  X .

IN MEDIA CORPORATION

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

PART 1

FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

IN MEDIA CORPORATION

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IN Media Corporation

I have reviewed the condensed balance sheets of IN Media Corporation (A Development Stage Company) as of September 30, 2013, and the related condensed statements of operations for the three and nine months ended September 30, 2013 and 2012 and for the period from October 27, 2008 (inception) to September 30, 2013, and condensed statements of cash flows for the nine months ended September 30, 2013 and 2012 and for the period from October 27, 2008 (inception) to September 30, 2013.  These financial statements are the responsibility of the company’s management.

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

Seattle, Washington

November 4, 2013

In Media Corporation
(A Development Stage Company)
Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$7,057	$950

	7,057	950

Movie distribution systems	40,000	40,000

Total Assets	$47,057	$40,950

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$671,101	$535,204
Accrued interest	15,418	466
Advances and deposits received from customers	-	47,650
Derivative liability on convertible notes	74,182	23,980
Convertible note, principal amount	199,173	50,000
less discount	(93,275)	(26,280)
Notes payable, net	105,898	23,720

Total Current Liabilities	866,599	631,020

Long term liabilities
Long term accounts payable to related party	368,501	151,751

Stockholders' Equity
Common stock - 75,000,000 shares authorized at $0.001 par value; 59,506,868 and 57,713,837 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively

	59,507	57,714
Additional paid-in capital	2,484,740	2,355,170
Deficit accumulated during the development stage	(3,732,290)	(3,154,705)

Total Stockholders' Equity	(1,188,043)	(741,821)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,057	$40,950

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Condensed Statements of Operations
Unaudited
					Inception
					October
	Three months ended	Three months ended	Nine months ended	Nine months ended	27, 2008 Through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

EXPENSES
General & administrative	$175,298	$109,729	$518,639	$236,448	$2,820,083
Development expenses	-	-	-	-	642,250
Interest and debt interest expense	53,535		105,889	11,487	316,900
Revaluation of derivative liability	(37,197)	-	(46,943)	-	(46,943)

NET LOSS	$191,636	$109,729	$577,585	$247,935	$3,732,290

Basic (loss) per share *	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of basic common shares outstanding
	58,981,868	57,633,837	57,918,463	55,887,466

* The fully-diluted loss per share is not presented since the result would be anti-dilutive.

The accompanying footnotes notes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Statements of Cash Flows

			Inception
			October 27,
	Nine months ended	Nine months ended	2008 Through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(577,585)	$(247,935)	$(3,732,290)
Adjustments to reconcile net income to net cash used in operating activities

Stock issued for services in lieu of cash	-	-	591,999
Stock issued in settlement of debts	-	-	1,025,000
Stock issued upon conversion of notes	-	-	5,305
Stock issued as settlement of interest	1,500	-	-
Non cash stock compensation expense	-	35,046	80,944
Discount on convertible notes, net of amortization	(55,834)	(60,835)	65,386
Derivative liability on convertible notes, net	50,202	72,322	200,983
Accrual of note interest	14,952	-	15,473

Increase in operating liabilities
Accounts payable	88,247	129,218	671,101

Total cash provided by operating activities	$(478,518)	$(72,184)	$(1,076,099)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	290,000
Net proceeds from sale of convertible notes	267,875	-	424,655
Advances from related party, net of repayments	216,750	73,660	368,501

Total cash provided by financing activities	$484,625	$73,660	$1,083,156

Net increase in cash	6,107	1,476	7,057

Cash at beginning of period	950	52	-

Cash at end of period	$7,057	$1,528	$7,057

Supplemental Cash Flow Information:
Interest Paid	-	-	-
Taxes Paid	$-	$800	$3,200

The accompanying footnotes are an integral part of these financial statements.

IN MEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS

ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

1.

ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”).  Effective February 3, 2010, the Company changed its name to IN Media Corporation. The Company is a development stage company. On October 30, 2009 (the “Acquisition Date”), the Company  executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock and the Company acquired all the issued and outstanding shares of In Media and IN Media was merged into Tres Estrellas. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date. The Company's fiscal year end is December 31.

2.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2013, the Company had accumulated a loss from operations of $3.7 million and has earned no revenues since inception, and liabilities exceed assets by approximately $1,188,000. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2013.

The Company has described their ongoing business plan as follows: We have focused our efforts on developing business opportunities in China and India and although we have received several verbal or written expressions of interest in purchasing our products we have not actually fulfilled any orders or shipped any of our products as of September 30, 2013. Our ability to fulfil sales orders is strongly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions,  extended supplier credit, and customer advances, we have not yet managed to solve these problems, and initial orders have subsequently lapsed. We are continuing to explore credit arrangements with our sub-contract manufacturer to finance production inventory and hope, although we cannot guarantee, to move beyond our development stage into an operational stage by 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase interests, to make on-account payments to vendors, and to service our current debt obligations.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2013. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.

Observable inputs such as quoted prices in active markets;

Level 2.

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.

Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

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

H) DERIVATIVE INSTRUMENTS

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for note-holders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The amount added to the discount reserve and derivative liability was $123,142 and $0 during the nine months ended September 30, 2013 and 2012, and $32,474 and $0 during the three months ended September 30, 2013 and 2012, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the nine months and three months ended September 30, 2013 the Company amortized $74,251 and $32,505, and during the nine months and three months ended September 30, 2012 the Company amortized $0 and $0, respectively, as debt discount expense.

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

On June 17, 2010 the Company filed a Form S-8 registration statement with the SEC reserving 2,500,000 common shares for issuance under the Company’s 2010 Stock Option Plan. During the period from registration to December 31, 2012, the Company issued 897,000 shares to consultants as payment for services provided, and 1,600,000 options to employees. On November 21, 2012, the Company filed a second Form S-8 registration statement registering an additional 2,500,000 common shares for issuance under the Company’s 2010 Amended and Restated Stock Option Plan, and at September 30, 2013 has 2,083,000 registered shares available for future issuance

B) SHARE ISSUANCES

Since inception (October 27, 2008) to September 30, 2013, the Company has issued the following shares:

i) A total of 5,500,000 common stock shares to an officer and director at $0.002 per share for a total of $11,000. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act of 1933.

ii) A total of 6,000,000 common stock shares to 40 unaffiliated investors at $.004 per share for a total of $24,000, pursuant to an effective SB-2 Registration Statement.

iii) A total of 33,500,000 common stock shares to the shareholders of IN Media Corporation pursuant to the terms and conditions of a Merger Agreement. This issuance of stock did not involve any public offering, general advertising, or solicitation. At the time of the issuance, IN Media had fair access to and was in possession of all available material information about our Company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act of 1933.

iv) In addition, the Company has issued a total of 14,506,868 common stock shares to (a) consultants for payment of services provided, (b) vendors for the purchase and payment of movie distribution systems including storage and distribution hardware, operating software, and rights to distribute two thousand movie titles, (c) creditors for settlement of outstanding debt, (d) a noteholder for conversion of certain notes payable and (e) accrued note interest as set out in the following table:

	Nine months	Year ended	Period
	ended	ended	from
SUMMARY ISSUANCE OF COMMON STOCK	September 30,	December 31,	Inception
# Shares	2013	2012	Total
Payment of consultants		80,000	897,000
Purchase of assets			250,000
Conversion of notes	1,774,044	1,961,944	5,285,509
Settlement of debt		3,500,000	8,000,000
Payment of note interest	18,987		74,358
Total	1,793,031	5,541,944	14,506,868

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

5.

 NOTES PAYABLE

The Company has issued nine Convertible Notes (“Notes”), carrying interest rates of between 8% and 10% per annum, from three note-holders for terms ranging from 9 months to 12 months as set forth in the following table.

Face value of Notes
Date	#	Advances	Interest and OID	Repayments	Conversions	Balance
27-Nov-12	1	$ 50,000	$ 11,160	$ -	$ (54,550)	$ 6,610
10-Jan-13	2	25,000	5,580	-	(20,625)	9,955
10-Jan-13	3	35,000	2,500	-	(37,500)	-
27-Feb-13	4	25,000	5,580	-	(17,188)	13,393
24-Apr-13	5	25,000	6,405	-		31,405
22-May-13	6	35,000	2,500	-		37,500
27-Jun-13	7	25,000	6,405	-		31,405
31-Jul-13	8	35,000	2,500	-		37,500
21-Aug-13	9	25,000	6,405	-		31,405

30-Sep-13		$ 280,000	$ 49,035	$ -	$ (129,863)	$ 199,173

The Notes are convertible into shares of Common Stock based on discounts of between 37.5% to 50% on the lowest closing stock prices in the month prior to the conversion. The Company recognized the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The amount added to the discount reserve and derivative liability was $123,142 and $0 during the nine months ended September 30, 2013 and 2012, and $32,474 and $0 during the three months ended September 30, 2013 and 2012, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the nine months and three months ended September 30, 2013, the Company amortized $74,251 and $32,505, and during the nine months and three months ended September 30, 2012 the Company amortized $0 and $0, respectively, as debt discount expense. On a quarterly basis, the Company values the derivative liability to determine that the carrying value is in line with market value and, adjustments are made to the value of derivative liability as required. At September 30, 2013, the Company reviewed the derivative liability value based on current prices of common stock and booked a write-down of $37,196 in the carrying value.

6.

INCOME TAXES

The Company has incurred operating losses of $3,732,290 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

September 30, 2013
Future income tax assets:
Net operating loss from October 27, 2008 (inception) to September 30, 2013)	$3,732,290
Statutory tax rate (combined federal and state)	40.5%
Non-capital tax loss	1,513,306
Valuation allowance	(1,513,306)
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

8.

RELATED PARTY TRANSACTIONS

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box (“STB”) designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through September 30, 2013 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as of September 30, 2013. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the after the first commercial shipment. The amendment was authorized for the Company by Mr Danny Mabey, a member of the Board of Directors with no interest in Numerity.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation, a provider of contract executive, administration and business development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for management service fees of $40,000 per month, but subsequently, as of January 1, 2011 the Company and Numerity agreed to discontinue management service charges, and instead have Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively and necessarily for the benefit of the Company. Effective September 1, 2012, in an effort to promote new business development efforts, the Company agreed to further amend the Service Agreement such that they again pay $40,000 per calendar month in service fees to Numerity. The amendments were authorized by Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

As a result of these transactions, and the occasional need for Numerity to advance loans to the Company with which to meet its bills, the Company typically has a balance payable which is reported as a long term account payable to a related party. Through September 30, 2013, Numerity has assigned $1,375,000 of this related party debt to third parties who subsequently accepted the issuance of fully paid restricted shares of common stock, in settlement, leaving a balance due to Numerity at September 30, 2013 of $368,501. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, the Company  obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who the Company has  appointed to represent the Company  in developing its business in China. The Agreement with this distributor provides that the Company will receive a margin of $20 on each unit of set-top box sold through that distribution channel, and an additional $5 per month per subscriber for content distribution contracts using the Company’s content library.  There have been no such sales or margins to date.

One of our shareholders, directors and officers, Mr Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation which owns the library of film content which the Company  intends to include as part of our product offerings. Numerity has agreed to make the library available to us at no charge.

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

•

Consumer expectations and pressure for video on demand rather than general broadcast distribution which has become increasingly expensive and generally poor quality content

•

Fragmentation and specialization of content ownership encouraging content owners to make their content available by subscription, advertising sponsorship, or as a message delivery medium

These trends have taken place in the North American market, but even more so in developing countries around the world.   We have focussed our efforts on developing business opportunities in Asia and the developing world including China, India, Hong Kong, Taiwan, Malaysia, and the Phillipines. Through the third quarter, 2013, Numerity, through Nitin Karnik, conducted a six week tour covering prime markets in the Asia region, building relationships with prospective distribution channels, demonstrating our products and evaluating the current state of demand for our products. The Company is hopeful this will lead to some trial orders. During the course of these events we identified an opportunity to provide our tablet STB product as a relativly low-cost digital textbook in developing markets where traditional schools and textbook  curricula have not been widely established. We are currently investigating ways to make the product more childproof and develop this opportunity in a way that may attract government support and help to ease the funding problem.

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

Tablet PC : Our new InMedia 7 inch tablet is an interactive pocket library that opens the door of opportunity making it easy for students to enter into a creative learning, knowledge based environment. Designed to peak curiosity, and build confidence the InMedia tablets offer an impressive value proposition. Our 7 inch unit is a 8 oz, 5 point touch-screen tablet with dual core, HD, 1GB RAM and has up to 32GB storage capacity. It has a six hour continuous run time, and both front and rear cameras. It plays all major video, audio, galleries and E-book formats. It supports standard browsers and email capabilities.  Additionally, it is a phone with built-in 3G, dual sim cards and Bluetooth.

InMedia’s 10 inch tablet comes in at just over a pound. In addition to all the features of the 7 inch tablet it includes quad-Core capabilities, Android 4.2 and triband WCDMA 3G.

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

Development Stage Operations

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the “Service Agreement”) to us. Initially, the Service Agreement provided for management service fees of $40,000 per month, but subsequently, on as of January 1, 2011 our company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill us for the actual cost of any goods or services provided wholly, exclusively and necessarily for our benefit. Effective September 1, 2012, in an effort to promote new business development efforts, we agreed to further amend the Service Agreement such that we again pay $40,000 per calendar month in service fees to Numerity. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

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

Through the third quarter, 2013, Numerity, through Nitin Karnik, conducted a six week tour covering prime markets in India, China, Indonesia and Malaysia, building relationships with prospective distribution channels, and evaluating the current state of demand for our products. We recognize that in spite of our best efforts, we have not been successful in generating sales revenue to date, and as a result of feedback gained on the recent trip, and from trade channels we have concluded: (i) the market is maturing in terms of availability, awareness and commoditization of price, and (ii) IPTV is deployed primarily for entertainment purposes in which the same content is generally available from the same sources around the world; thereby leaving little room for product differentiation, other than price and brand name. As a result of our recent business activities we are carrying out a management review to see if we can reposition some of our existing products into the education market in developing countries of the world where our low-cost, hand-held devices could become the electronic textbook of the future, eliminating heavy and expensive textbooks, and providing children with a flexible and programmable learning aid.

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

Although our competitors have strong brands and significant engineering and marketing budgets we believe that we will have an opportunity to compete because we have outsourced our manufacturing and distribution function in China to local partners who understand and operate in the Asian market where our cost is low and the power of established US brands may not be so powerful. Since we already have a fully functional product offering and have established local distribution we believe our market offering in Asia is fully competitive with solutions from our competitors, specifically since we have both tangible (movie content) and intangible assets (investment in product designs) in which to continue to develop our business plan. We also have an active team of consultants engaged directly (or indirectly through Numerity) in ensuring our products are updated, maintained, and positioned to meet current demands, and we continue to seek out and develop new channels that are informed and motivated to sell our products.

Results of Operations

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $3,732,290 in expenses since inception through September 30, 2013.  Although we have received interest in our hardware products from time to time, as  a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill potential orders. We will not be able to fulfill or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure up to $500,000 in financing to secure the first delivery on any orders that we may book. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, and an established international distribution channel for our products.

Operations for the three months ended September 30, 2013

We incurred $175,298 and $109,729  in general administrative expenses for the three months ended September 30, 2013 and 2012, respectively.  These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings.  The increase reflects additional management service charges billed by Numerity Corporation in the three months ended September, 2013.

We did not incur any development expenses in the three months ended September 30, 2013 or 2012, since our products are now developed and we are directing our limited cash resources to business development and reporting compliance.  We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which we committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended and terms amended. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $53,535 and $0 for the three months ended September 30, 2013 and 2012, respectively. The increase reflects the significantly higher level of convertible debt outstanding and higher average interest rates on the mix of notes during the quarter ended September 30, 2013.

Our management reviews its derivate liability quarterly in relation to market value and credited $37,197 and $0 as revaluation expenses to non-operating expense in the three months ended September 30, 2013 and 2012, respectively.

Operations for the nine months ended September 30, 2013

We incurred $577,585and $247,935  in general administrative expenses for the nine months ended September 30, 2013 and 2012, respectively.  These costs consisted of general and administration, business development expenses, and professional fees associated with our financial reports and SEC filings.  The increase reflects $360,000 of service charges billed by Numerity Corporation in the nine months ended September 30, 2013 compared to $40,000 in the nine months ended September 30, 2012.

We did not incur any development expenses in the nine months ended September 30, 2013 or 2012, since our products are now developed and we are directing our limited cash resources to business development and reporting compliance.

Interest and debt discount expense amounted to $105,889 and $11,487 for the nine months ended September 30, 2013 and 2012, respectively. The increase reflects the increase in convertible debt outstanding during the nine months ended September 30, 2013.

Our management reviews its derivate liability quarterly in relation to market value and credited $46,943 and $0 as revaluation expenses to non-operating expense in the nine months ended September 30, 2013 and 2012, respectively.

The following table provides selected financial data about our company as at June 30, 2013.

Balance Sheet Data:

Cash	$7,057
Total assets	$47,057
Total liabilities	$1,235,500
Shareholders' equity (deficit)	$(1,188,043)

Liquidity and Capital Resources

Our cash balance at September 30, 2013 was $7,057. During the nine months ended September 30, 2013, our cash balance increased by $6,107. We raised $267,875 from the sale of convertible notes during the nine months ended September 30, 2013 and consumed $577,585 as a result of our operating losses in the period, offset by an increase in credit extended by related parties.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of our company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $424,000 as of September 30, 2013, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future.

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

Prior to the merger we had a minimal operating history and have subsequently generated no revenues or earnings from operations.  We have no significant assets or financial resources. We will sustain operating expenses without corresponding revenues, at least until we begin selling our product.  This will result in us incurring a net operating loss which will increase continuously until we can generate sufficient revenue.  There is no assurance that we can generate or sustain profitable operations.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements.  The report states that as of September 30, 2013, we had accumulated a loss from operations of $3.7 million and have earned no revenues since inception, and our liabilities exceed our assets by approximately over $1,200,000. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2013. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, OUR BUSINESS MODEL WILL BE ACCEPTED BY THE MARKET, AND ENABLE US TO EARN PROFITS AND PROVIDE A RETURN TO INVESTORS.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the Company.  In the immediate future we will spend most of our resources, efforts and expenditures in trying to secure key customers in Asia. We have generated no revenue since inception due to the fact that we have not yet made any commercial shipments of our products. The success of our operations will be dependent upon acceptance of our product and numerous other factors beyond our control, including, but not limited to development of our sales channels, competitive features and pricing compared to our competitors in a dynamic and evolving market, the impact of economic and political instability on consumer spending habits,  consumer awareness of IP TV and interest in available libraries of content, and our ability to finance and manage production and distribution of inventories for resale. Additionally, even if we succeed in winning orders for our products, we may not be able to finance the building of the inventory necessary to fulfill such orders on acceptable terms, or on any terms at all.

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

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Nitin Karnik, the Company’s Chief Executive Officer. The loss of Mr. Karnik’s services for any reason may have a material adverse effect on our business and prospects. We cannot assure you that his services will continue to be available to us, or that we will be able to find a suitable replacement for him. We do not carry key man life insurance for any key personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 0 and 3,500,000 fully-paid shares of common stock during the nine months ended September 30, 2013 and 2012, respectively, for the settlement of outstanding liabilities.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2013.

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

**Incorporated by reference to Form 10K/A for December 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IN Media Corporation (Registrant)

/s/ Nitin Karnik

Date: November 7, 2013

Nitin Karnik

President, Chief Executive Officer and Director

/s/ Simon Westbrook

Date: November 7, 2013

Simon Westbrook

Chief Financial Officer & Principal Accounting Officer