Form 10-K
period 2013-12-31
IN Media Corp
filed 2014-04-16
CIK 1399488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number 000-54359

IN Media Corporation

(Exact name of Registrant as specified in its charter)

Nevada	1711	20-8644177
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employee Identification No.)

829 Folsom Street, #716, San Francisco, CA 94107	408-786-5489
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

4920 El Camino Real, Suite 100, Los Altos, CA 94022

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes      . No  X .

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

Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

As of February 20, 2014, the registrant had 63,293,476 shares of common stock issued and outstanding.  The current market value of our common stock as of February 20, 2014 is $0.04 per share. The aggregate market value of the common stock held by non-affiliates, as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,985,000 based on the closing price of the common stock of $0.21.

Documents Incorporated by Reference:  None

IN MEDIA CORPORATION

TABLE OF CONTENTS

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to the terms "we", "us", "our" and "our company" refer to IN Media Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

Part I

Item 1.  Business

Background

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”).    Effective February 3, 2010, we changed our name to IN Media Corporation. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media,  and IN Media was merged into Tres Estrellas.  Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2013. Our fiscal year end is December 31.

With our registered office in Reno, Nevada, and principal executive office in San Francisco, California, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television (“IPTV”) services for cable, satellite, internet, telephony and mobile services.  IPTV delivers video content from public domain and premium content sources over the internet to consumer display devices ranging from large screen TVs in the home, to mobile display devices such as the I-Phone or I-Pad. Our goal is to become a niche provider in IPTV implementation systems through the design and delivery of a combination of hardware, software, manufacturing and content services at competitive prices. Our systems may be offered to communications channel providers, and governmental organizations, content owners such as publishers, movie and video game owners, and other premium content databases providers, or distributors and re-sellers who support such channels to either complete their own proprietary offerings or provide an all-in-one solution.

Trends and market opportunities

•

In recent years the opportunity for IPTV has been fuelled by various factors including, but not limited to improvements in broadband technology and infrastructure and consequent reduced cost,

•

Growth of mass market adoption of broadband access including mobile applications,

•

Consumer expectations and pressure for video on demand rather than general broadcast distribution which has become increasingly expensive and generally poor quality content,

•

Fragmentation and specialization of content ownership encouraging content owners to make their content available by subscription, advertising sponsorship, or as a message delivery medium.

We have focused our efforts on developing business opportunities in China and India although we have not actually fulfilled any orders or shipped any of our products as of December 31, 2013. We have recently looked into markets in the Philippines, Hong Kong, and Taiwan.  Our ability to fulfill sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions,  extended supplier credit, and customer advances, we have not yet managed to solve these problems, and prospective orders have lapsed before they can be fulfilled. We have recently begun exploring opportunities to supply  bundled solutions including handheld or tablet devices and eductational software into developing overseas markets, although we cannot guarantee, progress, we hope to move beyond our development stage into an operational stage during fiscal 2014.

Products

We offer our customers fully integrated plug-and-play solutions comprising hardware devices, operating software, and access to a library of video content. As of December 31, 2013, we are currently offering a choice of three hardware devices:

IPTV Set Top Box(IPSTB): The IPSTB enables a user  to access video contant such as movies, videos, games, and eductational or other promotional content simply connecting the IPSTB to ethernet  cable from a home Internet source such as a outmoded modems on one side to Hi Definition Televsion set, or other convenient display, on the other. Once connected,  the user gains access to Internet content like YouTube, Yahoo, Google, premium distribution sites like NetFlix which stream video over the internet, or educational content.

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

Premium Video content: Numerity Corporation owns the rights to over 4,000 video titles and, as an inducement to enter into the Licensing and Maintenance Agreement, entered into a formal agreement with IN Media, as of December 31, 2010, to make this content available to IN Media without charge, thereby enabling the provision of this content to IN Media customers, either as a direct subscription service, or as part of a purchased bundled hardware system. One of our shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, has a controlling interest in Numerity Corporation.  This library includes digital master files of old movies, concerts, speeches, and sports events which can be downloaded over the internet by consumers who wish to subscribe to our content service. In addition, for the issuance of 250,000 fully paid shares of common stock in a prior fiscal year, we have also purchased the rights to access approximately two thousand additional video titles which we are currently editing and formatting for distribution. We are currently designing and setting up a web based server to distribute selected content on-line to subscribers among our future installed base of customers who purchase our set top box. Although our launch and ramp-up of hardware sales has been delayed by limited financial resources, we believe we may also have an opportunity to sell video content subscriptions to consumers and third party distributors through our web site, www.inmediacorp.com (such website and its contents are not to be incorporated by reference to this report).

Development Stage operations

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents. By adopting this approach, we have managed to develop, test, and prepare for market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration,  business, and product development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently,  as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead had Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively, and necessarily for the benefit of the Company.  Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. As at December 31, 2013, the Company again challenged Numerity on the cost and value of the services provided under this Service Agreement and Numerity agreed to waive its charge for the quarter ended December 31, 2013, credit back the Company for the cost of its billing for the quarter ended September 30, 2013, and reduce future billings to recover only the actual out of pocket expenses incurred by Numerity in the provision of its services. The balance of billings payable to Numerity is included as notes payable to related party in the December 31, 2013 financial statements. The various amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

Additionally, in November 2008, we licensed our engineering technology, IP and set-top box designs (the “Licensing and Maintenance Agreement”) from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was additionally approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

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

Our management has also considered the following enhancements to our business plan:

1)

Negotiation of an exclusive agreement to distribute large glass panels for digital signage applications in the US market;

2)

Development or acquisition of a Biometric feature to be incorporated into our tablet STB products for the mobile payment markets;

3)

A switch of focus from the entertainment to the educational market for our tablet STB products to provide low cost digital text books for children in developing countries;

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

Employees

We have no employees and outsource our requirements through Numerity. Consequently, we have access to the services of the Numerity management team  who are now focused on business development.

Where You Can Find More Information

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”).  We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

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

RISK FACTORS

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below.  If any of the risks  described below, or elsewhere in this report on Form 10-K, or our Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline.  In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Note Regarding Forward Looking Statements.”  Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements.  The report states that we had accumulated a loss from operations of $3.7 million and have earned no revenues since inception, and our liabilities exceed our assets by over $1.0 million. Management intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the year ending December 31, 2014. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, OUR BUSINESS MODEL WILL BE ACCEEPTED BY THE MARKET, AND ENABLE US TO EARN PROFITS AND PROVIDE A RETURN TO INVESTORS.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the Company.  In the immediate future we will spend most of our resources, efforts and expenditures in two primary areas:  1) The securing of key customers in China and India and 2) development of channels for our IPTV set top box into the educational market. We have generated no revenue since inception due to the fact that we have not yet made any commercial shipments of our products. The success of our operations will be dependent upon acceptance of our product and numerous other factors beyond our control, including, but not limited to development of our sales channels, competitive features and pricing compared to our competitors in a dynamic and evolving market, the impact of economic and political instability on consumer spending habits,  consumer awareness of IPTV and interest in available libraries of content, and our ability to finance and manage production and distribution of inventories for resale. Additionally, even if we succeed in winning orders for our products, we may not be able to finance the building of the inventory necessary to fulfill such orders on acceptable terms, or on any terms at all.

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

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A SHAREHOLDER’S ABILITY TO BUY AND SELL OUR COMMON SHARES.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY'S STOCK PRICE AS AN INCREASE IN SUPPLY OF SHARES FOR SALE, WITH NO CORRESPONDING INCREASE IN DEMAND WILL CAUSE PRICES TO FALL.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only  pursuant to an effective  registration statement or under the requirements of Rule 144 or other  applicable exemptions from  registration  under  the  Securities Act of 1933  and  as  required  under  applicable  state securities laws.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange  Act of 1934. A sale under Rule 144 or under  any  other  exemption  from the Securities Act of 1933, if available,  or  pursuant  to subsequent  registration of shares of common stock of present stockholders,  may have a  depressive  effect upon the price of the common stock in any market that may develop.  In addition,  if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted  securities",  whether held by affiliates or non-affiliates,  may not be  re-sold  for a period  of 12 months  following  the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933  .

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of revenue and profits to date, shortage of working capital, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

The Company has issued convertible notes with maturity dates of nine to twelve months carrying interest of between 8% and 10% pa. These notes can be converted into common stock after six to nine months from the issuance date based on discounts of between 42.5% to 50% of the lowest closing bid price over the days preceding the conversion date. We have at times experienced considerable volatility in our share price and if the share price falls in advance of a note conversion date, investors could suffer significant dilution when the notes are converted into shares of common stock.  We are required to maintain an available pool of eleven million common shares in anticipation of conversion. As at December 31, 2013, we would require 11,176,960 shares of common stock to cover the conversion of the then outstanding  convertible notes  and accrued interest.

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

WE ARE SUBJECT TO ADDITIONAL DISCLOSURE RELATING TO THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT OF 2012

As a result of the enactment of the Iran Threat Reduction and Syria Human Rights Act of 2012, our company is subject to additional disclosure requirements in its annual and quarterly Exchange Act reports filed after February 6, 2013.  If our company or its affiliates engaged in specified types of behavior during the period covered by the report, we will be required to disclose those activities.  Please contact Chief Financial Officer of our company immediately if you know or have any reason to believe that any of the activities or types of conduct listed below have been or may have been engaged in at any time during the period from October 1, 2012 up to the date of this report.  Please note that this inquiry relates to the activities or conduct of the company, any affiliate of the company, as well as to the conduct of any person who has acted or is acting on behalf of or for the benefit of any of them.  For purposes of this question an “affiliate” is defined as a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with a person. Specified activities requiring disclosure:  (a) activities or transactions relating to Iran’s ability to develop petroleum resources, maintain or expand Iran’s domestic production of refined petroleum products, or import refined petroleum products; (b) activities or transactions contributing to Iran’s ability to acquire or develop weapons of mass destruction or participating in a joint venture with the Government of Iran and certain other persons to mine, produce or transport uranium. (c) activities or transactions by foreign financial institutions (i) facilitating the ability of Iran and related persons to acquire or develop weapons of mass destruction or support terrorism, (ii) facilitating activities of persons subject to financial sanctions under certain United Nations Security Council Resolutions, or (iii) participate in money laundering or facilitate efforts by Iranian financial institutions to carry out activities described in (i) or (ii). (d) activities or transactions by foreign financial institutions or persons owned or controlled by a domestic financial institution, facilitating or providing financial services for certain persons, including Iran’s Revolutionary Guard Corps, whose property is blocked under the International Emergency Economic Powers Act; (e) activities or transactions supporting Iran’s acquisition or use of goods or technologies that are likely to be used to commit human rights abuses against the Iranian people or to restrict, disrupt or monitor the free flow of information; and/or (f) activities or transactions with persons who commit or support terrorism or who are or who support weapons of mass destruction proliferators, or the Government of Iran, any entity owned or controlled directly or indirectly by the Government of Iran, or any person acting or purporting to act on behalf of either of the foregoing, without the specific authorization of a U.S. Government agency.

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

Special Note Regarding Forward-Looking Statements

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Item 1B.  Unresolved Staff Comments

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

Item 2.  Properties

Our principal executive office address is 829 Folsom Street, #716, San Francisco, CA 94107.  Effective December 31, 2010, we entered into an agreement with Numerity Corporation under which they agreed to allow us, without charge, to share their office space for the duration of their current lease. As a consequence, we currently have no long term lease obligations.  In January 2014, Numerity moved its office from Los Altos to 829 Folsom Street, #716, San Francisco, CA 94107, and allowed us to continue to use itsoffice without charge. Our properties are adequate for our current needs.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3.  Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, or of our company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

The following table sets forth the high and low bid prices for our common stock for the last two years.

Year	Quarter	High	Low
2012	First	$0.09	$0.05
2012	Second	$0.30	$0.04
2012	Third	$0.41	$0.18
2012	Fourth	$0.39	$0.16
2013	First	$0.28	$0.13
2013	Second	$0.21	$0.12
2013	Third	$0.21	$0.10
2013	Fourth	$0.13	$0.02

Holders

As of December 31, 2013, there were 63,283,476 shares of our common stock issued and outstanding with 12 shareholders of record.

Transfer Agent

Our Transfer Agent is TranShare Corporation.

Dividend Policy

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,600,000	$0.15	2,583,000
Equity compensation plans not approved by security holders	-	-	-

Total	1,600,000		2,583,000

Recent sales of unregistered securities

	Year ended	Year ended	Period
	ended	ended	from
SUMMARY ISSUANCE OF COMMON STOCK	December 31,	December 31,	Inception
# Shares	2013	2012	Total
Payment of consultants	$-	$80,000	$897,000
Purchase of assets	-	-	250,000
Conversion of notes	5,560,652	1,961,944	9,072,117
Settlement of debt	-	3,500,000	8,000,000
Payment of note interest	18,987	-	74,358
Total	$5,579,639	$5,541,944	$18,293,476

	Year ended	Year ended	Period
	ended	ended	ended
	December 31,	December 31,	Inception
Value of Shares	2013	2012	Total
Payment of consultants	$-	$24,000	$591,999
Purchase of assets	-	-	40,000
Conversion of notes	230,525	55,000	458,525
Settlement of debt	-	350,000	1,025,000
Payment of note interest	1,500	-	7,620
Total	$232,025	$429,000	$2,123,144

During the year ended December 31, 2013, we issued 5,579,639  fully-paid shares of our common stock in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the debt holder confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debt holder acknowledged that the shares being issued were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. Other than the 5,560,652 fully-paid shares issued in conversion of $230,525 of convertible debt, and 18,987 shares issued in payment of $1,500 of accrued interest, we did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended December 31, 2013 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2013.

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

•

contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

•

contains a brief, clear, narrative description of a dealer market, including "bid" and "ask"  price for the penny stock and the significance of the spread between the bid and ask price;

•

contains a toll-free telephone number for inquiries on disciplinary actions;

•

defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•

contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•

the bid and offer quotations for the penny stock;

•

the compensation of the broker-dealer and its salesperson in the transaction;

•

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under the heading of “Risk Factors” and elsewhere in this annual report, including the Cautionary Note Regarding Forward Looking Statements preceding Item 1.  As used in this report, “we”, “us”, “our”, “In Media”, “Company” or “our company” refers to In Media Corporation, unless the context requires otherwise. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Additionally, in November 2008, we licensed our engineering technology, IP and set top box designs (the “Licensing and Maintenance Agreement”) from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed with Numerity to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration,  business, and product development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, as of January 1, 2011, our company and Numerity agreed to discontinue contract service charges, and instead had Numerity bill us  for the actual cost of any goods or services provided wholly, exclusively, and necessarily for our  benefit.  Starting September 2012, Numerity resumed billing us  for its management services at the rate of $40,000 per month. As at December 31, 2013, we  negotiated with Numerity on the cost and value of the services provided under this Service Agreement and Numerity agreed to waive its charge for the quarter ended December 31, 2013, credit us back for the cost of its billing for the quarter ended September 30, 2013, and reduce future billings to recover only the actual out of pocket expenses incurred by Numerity in the provision of its services. The balance of billings payable to Numerity is included as notes payable to related party in the December 31, 2013 financial statements. The various amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

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

We have accumulated a deficit of $3.7 million during our development through December 31, 2013. Our ability to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill purchase order commitments and make on-account payments to vendors, while continuing to service our current debt obligations and cover our overhead expenses. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We incurred $450,421 and $419,143 in general administrative expenses for the years ended December 31, 2013 and 2012, respectively.  These costs consisted of Numerity service fees, sub-contracted general and administrative, and business development expenses, and professional and administrative expenses associated with our financial reports and SEC filings.  The increase of 7.5% over the same period in 2012 was principally due to the revised terms of the Service Agreement with Numerity Corporation.

Additionally, as a result of our efforts to limit expenses, we did not incur any development expense  in the year ended December 31, 2013 compared to $24,000 in the year ended December 31, 2012. The expense in 2012 related to third party development consultants for our current version of the IPTV set top boxes.

During the years ended December 31, 2013 and December 31, 201, we incurred interest and debt discount amortization expenses of $95,864   and $14,653, respectively. This increase followed the issuance of additional convertible notes during 2013 to fund business development efforts.

The following table provides selected financial data about our company as of December 31, 2013

Balance Sheet Data:	December 31, 2013

Cash	$545
Total assets	$40,545
Total liabilities	$1,049,683
Shareholders' equity (deficit)	$(1,009,138)

Liquidity and Capital Resources

Our cash balance at December 31, 2013 was $545. During the year ended December 31, 2013, we expended $209,795 in cash as a result of operating activities which included $499,342 of operating losses offset by reductions of $129,267 in accounts payable. Cash was contributed principally by the issuance of $325,955 in convertible promissory notes. Since inception, $290,000 has been raised through the issuance of our common stock.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of the Company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $325,955, net of repayments, as of December 31, 2013, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. Our access to capital is severely limited until such time as we start to generate cash flow from operations, and if we are no longer able to raise capital by the issuance of convertible notes, or obtain services for stock, or secure extended credit, there would be a severe risk that we would not be able to pay our bills, and we  may be forced into liquidation.

Our operating expenses, in managements’ opinion,  are very low, with management and consultants working for equity or deferred compensation, using their own phones, office equipment and supplies, paying their own travel expenses, and working in a rent-free office location. Our remaining overhead expenses relate to compliance costs, and our audit, legal, EDGAR filings and share registration and communication service are currently  costing approximately eighty thousand dollars a year. We believe that we can continue to finance these costs, and pay off overdue accounts payable through the sale of convertible promissory notes, and we raised an aggregate $325,955 net of repayments, by this means during the year ended December 31, 2013.

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

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

In Media Corp.

I have audited the accompanying balance sheets of In Media Corp. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from October 27, 2008 (inception), to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Media Corp., (A Development Stage Company) as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended December 31, 2013 and 2012 and the period from October 27, 2008 (inception), to December 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 2 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

April 15, 2014

In Media Corporation
(A Development Stage Company)
Audited Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$545	$950
Movie distribution systems	40,000	40,000

Total Assets	$40,545	$40,950

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$712,121	$535,204
Accrued interest	18,331	466
Advances and deposits	-	47,650
Derivative liability on convertible notes	16,972	23,980
Convertible note, principal amount	158,390	50,000
less discount	(58,882)	(26,280)
Notes payable, net	99,508	23,720

Total Current Liabilities	846,932	631,020

Long term liabilities
Long term accounts payable to related party	202,751	151,751

Stockholders' Equity
Common stock - 75,000,000 shares authorized at $0.001 par value; 63,293,476 and 57,713,837 shares issued and outstanding at December 31, 2013, and December 31, 2012, respectively	63,293	57,714
Additional paid-in capital	2,581,616	2,355,170
Deficit accumulated during the development stage	(3,654,047)	(3,154,705)

Total Stockholders' Equity	(1,009,138)	(741,821)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$40,545	$40,950

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Condensed Statements of Operations

			Inception
			October 27, 2008
	Year Ended	Year Ended	Through
	December 31, 2013	December 31, 2012	December 31, 2013
EXPENSES
General & administrative	$450,421	$419,143	$2,764,634
Development expenses	-	24,000	642,250
Interest and debt interest expense	95,864	14,653	306,875
Revaluation of derivative liabilitiy	(46,943)	-	(46,943)

NET LOSS	$499,342	$457,796	$3,666,816

Basic (loss) per share *	$(0.00)	$(0.00)
Weighted average number of basic
common shares outstanding	58,238,613	56,271,476

* The fully-diluted loss per share is not presented since the result would be anti-dilutive.

The accompanying footnotes notes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Statements of Cash Flows

			Inception
			October 27, 2008
	Year ended	Year ended	Through
	December 31, 2013	December 31, 2012	December 31, 2013

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(499,342)	$(457,796)	$(3,654,047)

Adjustments to reconcile net income to net cash used in operating activities
Stock issued for services in lieu of cash	-	24,000	591,999
Stock issued to creditors to settle debts	-	-	1,025,000
Non cash stock compensation expense	-	46,026	93,713
Discount on convertible notes, net of amortization	(19,642)	(2,210)	119,630
Extinguishment of derivative liability on convertible notes, net	(7,008)	19,193	16,972
Accrual of note interest	17,865	(7,331)	25,951
Note interest paid by common stock	1,500	-	-

Increase (decrease) in operating liabilities
Accounts payable	129,267	166,413	712,121

Total cash provided by (used in) operating activities	$(377,360)	$(211,705)	$(1,068,661)

CASH FLOW FROM INVESTING ACTIVITIES

Total cash provided by (used in) investing activities	$-	$-	$-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$-	$290,000
Net proceeds from sale of convertible notes	325,955	50,000	576,455
Advances from related party, net	51,000	162,603	202,751
Loan/(repayment of loan) from a director		-

Total cash provided by (used in) financing activities	$376,955	$212,603	$1,069,206

Net increase (decrease) in cash	(405)	898	545

Cash at beginning of period	950	52	-

Cash at end of period	$545	$950	$545

Supplemental Cash Flow Information:
Interest Paid	-	-	-
Taxes Paid	$800	$800	$4,000

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Statements of Shareholders' Equity and Retained Earnings

		Common	Additional	Deficit Accumulated
	Common	Stock	Paid-in	During the
	Stock #	Amount	Capital	Development Stage	Total
Balance, December 31, 2011	52,171,893	$52,172	$1,862,405	$(2,696,909)	$(782,332)

Net loss for year ended December 31 , 2012	-	-	-	(457,796)	(457,796)
Issuance of Common stock to settle accounts payable	3,500,000	3,500	346,500	-	350,000
Issuance of Common stock in lieu of payment to consultants	80,000	80	23,920	-	24,000
Isuance of Common Stock in conversion of notes	1,961,944	1,962	53,038	-	55,000
Options expense during the period	-	-	46,026	-	46,026
Extinguishment of derivative liability on notes repaid and converted	-	-	23,281	-	23,281

Balance, December 31, 2012	57,713,837	$57,714	$2,355,170	$(3,154,705)	$(741,821)

Net loss for year ended December 31, 2013	-	-	-	(499,342)	(499,342)
Isuance of Common Stock in conversion of notes	5,560,652	5,560	224,965	-	230,525
Issuance of common stock to pay accrued interest	18,987	19	1,481	-	1,500

Balance, December 31, 2013	63,293,476	$63,293	$2,581,616	$(3,654,047)	$(1,009,138)

The accompanying notes are an integral part of these financial statements.

IN MEDIA CORPORATION

NOTES TO RESTATED FINANCIAL STATEMENTS FOR THE YEARS  ENDED

DECEMBER 31, 2013 AND 2012

1.

ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”). Effective February 3, 2010, we changed our name to IN Media Corporation. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media, and IN Media was merged into Tres Estrellas.   For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer.  Upon consummation of the merger, the Company adopted the business plan of IN Media.  Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2013. The Company's fiscal year end is December 31.

2.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2013, the Company had accumulated a loss from operations of $3.7 million and has earned no revenues since inception, and our liabilities exceed our assets by over $1 million. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

We have focused our efforts on developing business opportunities in China and India although we have not actually fulfilled any orders or shipped any of our products as of December 31, 2013. Our ability to fulfill sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions,  extended supplier credit, and customer advances, we have not yet managed to solve these problems, and prospective orders have lapsed before they can be fulfilled. We have recently begun exploring opportunities to supply  bundled solutions including handheld or tablet devices and eductational software into developing overseas markets, although we cannot guarantee, progress, we hope to move beyond our development stage into an operational stage during fiscal 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D)

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.

Observable inputs such as quoted prices in active markets;

Level 2.

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.

Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

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

H)

DERIVATIVE INSTRUMENTS

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $ 150,132   and $23,980 during the years ended December 31, 2013 and 2012, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2013 and 2012, the Company amortized $97,204 and $61,089, respectively, as debt discount expense. At December 31, 2013, the Company re-valued the derivative liability and reduced the carrying value to $16,972 to reflect market value following a reduction in the price of the company’s common shares towards the end of 2013.

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

J)

PREPAID EXPENSES AND LICENSE FEES

In November 2008, the Company and Numerity Corporation entered into a license agreement (“License Agreement”) under which Numerity agreed to grant the Company a non-exclusive, perpetual license to the software and source code for the design of our IPTV set top box (“STB”) including streaming, storage, encoding and billing modules as well as the designs and schematic drawings for the actual STB. The License provided for the first one hundred thousand units to be shipped royalty free, the next one hundred thousand units shipped to be subject to a royalty payment of $50 per unit, and additional units thereafter subject to a royalty payment of $20 per unit. To date the Company has not shipped any STB units, and has therefore not incurred any royalty expense, however, as and when STBs are shipped in future periods, the Company will accrue all royalty obligations payable, and charge the cost of royalties to cost of sales in the periods incurred. Additionally, as part of the License Agreement, Numerity agreed to provide technical support, upgrades and enhancements in exchange for a maintenance fee of $415,000 per annum.  The Company capitalized the maintenance fee as a prepaid license expense, and amortized the prepayment in installments over the term of the maintenance agreement.  On June 30, 2010 the Company renegotiated the terms of the License Agreement such that Numerity would provide technical support through June 30, 2011 for no additional charge, and the amortization rate was adjusted to amortize the remaining prepaid balance in equal installments over the contractual year ended June 30, 2011. No further maintenance fees are payable until the Company commences first commercial shipments of its products.

4.

CAPITAL STOCK

A)

 AUTHORIZED STOCK

The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On June 17, 2010 the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company’s 2010 Stock Option Plan. During the period from registration to December 31, 2012, the Company issued 817,000 shares to consultants as payment for services provided, and 1,600,000 options to employees. On November 21, 2012 the Company filed a second S-8 registering an additional 2,500,000 common shares, and at December 31, 2013 has 2,583,000 registered shares available for future issuance.

B)

SHARE ISSUANCES

Since inception (October 27, 2008) to December 31, 2013, the Company has issued the following shares:

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

In addition, the Company has issued common stock instead of cash to make purchases or settle liabilities as follows:

	Year ended	Year ended	Period
	ended	ended	from
SUMMARY ISSUANCE OF COMMON STOCK	December 31,	December 31,	Inception
# Shares	2013	2012	Total
Payment of consultants	$-	$80,000	$897,000
Purchase of assets	-	-	250,000
Conversion of notes	5,560,652	1,961,944	9,072,117
Settlement of debt	-	3,500,000	8,000,000
Payment of note interest	18,987	-	74,358
Total	$5,579,639	$5,541,944	$18,293,476

	Year ended	Year ended	Period
	ended	ended	ended
	December 31,	December 31,	Inception
Value of Shares	2013	2012	Total
Payment of consultants	$-	$24,000	$591,999
Purchase of assets	-	-	40,000
Conversion of notes	230,525	55,000	458,525
Settlement of debt	-	350,000	1,025,000
Payment of note interest	1,500	-	7,620
Total	$232,025	$429,000	$2,123,144

5.

 NOTES PAYABLE

During the years ended December 31, 2013 and December 31, 2012, the Company issued, repaid and converted convertible notes as set out in the following table.

Date of issuance	Original note proceeds	Converted	Repaid	Balance of notes outstanding
2011	$147,500	$(30,000)	$(62,500)	$55,000
2012	$50,000	$(55,000)	$-	$50,000

The notes outstanding at December 31, 2013 are unsecured, have a term of up to one year, carry interest at 8-10% per annum and, if not repaid at maturity, will be converted into shares of common stock at a price of 50% to 60.0% of the lowest closing prices over the twenty-five days preceding the conversion date.  The Company is required to maintain an available pool of 11 million common shares as a reserve for conversion.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $ 150,132   and $23,980 during the years ended December 31, 2013 and 2012, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2013 and 2012, the Company amortized $97,204 and $61,089, respectively, as debt discount expense. At December 31, 2013, the Company re-valued the derivative liability and reduced the carrying value to $16,972 to reflect market value following a reduction in the price of the company’s common shares towards the end of 2013.

6.

INCOME TAXES

The Company has incurred operating losses of approximately $3.7 million since inception, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

December 31, 2013
Future income tax assets:
Net operating loss from October 27, 2008 (inception) to December 31, 2013)	$3,654,047
less timing differences
Consulting accruals	676,000
Management fee accruals	202,750
Adjusted operating loss	2,775,297

Statutory tax rate (combined federal and state)	38.2%
Non-capital tax loss	1,059,654
Valuation allowance	(1,059,654)
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

One of the Company shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box (“STB”) designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through December 31, 2012 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as at December 31, 2012. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2011. The amendment was authorized for the Company by Mr. Danny Mabey, a board director with no interest in Numerity.

This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of the Company  shareholders, directors and officers, and provides contract executive, administration,  business, and product development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently,  as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead had Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively, and necessarily for the benefit of the Company.  Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. As at December 31, 2013, the Company negotiated with  Numerity on the cost and value of the services provided under this Service Agreement and Numerity agreed to waive its charge for the quarter ended December 31, 2013, credit back the Company for the cost of its billing for the quarter ended September 30, 2013, and reduce future billings to recover only the actual out of pocket expenses incurred by Numerity in the provision of its services. The balance of billings payable to Numerity is included as notes payable to related party in the December 31, 2013 financial statements. The various amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

In the years ended December 31, 2013 and 2012, the Company accrued $240,000 and $160,000, respectively for services provided by Numerity Corporation. During the years ended 2013 and 2012, the Company made cash payments of $238,650 and issued $350,000 of fully-paid shares of common stock, respectively,  to reduce the balance of the debt leaving a balance due to Numerity at December 31, 2013 of $202,751. to In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, the Company  obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

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

One of the Company shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation which owns the library of film content which the Company  intends to include as part of our product offerings. Numerity has agreed to make the library available to us at no charge.

9.

SUBSEQUENT EVENTS

On April 1, 2014  Mr. Danny Mabey resigned as a director of the Company and was replaced on the Board by Mr. Fred Wilson. As at April 1, 2014, the Company owed Mr. Mabey $320,000 in earned but unpaid fees for services as a director of the Company.

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

Evaluation of Disclosure Controls

Responsibility for Financial Statements

Our principal executive officer and principal financial officer are responsible for the integrity and objectivity of all information presented in this annual report. They were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on our principal executive officer and principal financial officer’s best estimates and judgments. Our principal executive officer and principal financial officer believe the Amended and Restated Financial Statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the Board of Directors. Based on their evaluation as of December 31, 2013, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Currently, as a small development stage company, we maintain our internal controls through a segregation of duties between our principal executive officer and principal financial officer.  For example, all incoming supplier invoices are delivered direct to the principal financial officer for recording in the books, checking, and processing.  The principal financial officer must submit all payment requests to the principal executive officer for approval, allocation of cash and presentation of a check for mailing to the payee. The principal financial officer conducts regular reconciliations of the bank account to make sure that all receipts and disbursements have been identified, supported by appropriate documentation and payment approvals, and the transactions are matched to postings in the books of account. As a small development stage company, we have very limited financial activity during the year. Thus, the current check and balance of the financial activity by our principal executive officer and principal financial officer provide sufficient controls to ensure fairness, accuracy and proper disclosure. Any documentation as it relates to the Company’s assessment is very limited as there are only a limited number of business transactions. No testing was performed on the limited transactions within the Company by our principal executive officer and principal financial officer since 100% of the transactions were actually performed by our principal executive officer and principal financial officer. Our principal executive officer and principal financial officer concluded that adequate procedures were in place to approve and monitor all disbursements distributed by the Company and confirm all funds received by the Company.  Our principal executive officer and principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Our principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the above evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers

As at December 31, 2012 our Officers and Board of Directors were comprised of the following:

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY

Nitin Karnik	51	October 2008	CEO & Director
Danny Mabey	63	April 2, 2010	COO & Director
Simon Westbrook	65	February 18, 2010	CFO & principal accounting officer

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

Mr. Mabey was appointed  in April 2010 as a member of the board of directors, and hired as COO, based on his extensive industry experience and knowledge of IPTV technology and markets. Mr. Mabey has been the President of 121View USA, a Utah corporation since 2009. He directed the development process of 121View, a Singapore based company, into the U.S. market. In addition, since 2004, Mr. Mabey has been President of Interactive Devices Inc., a California corporation that directs the business operations and development team of software developers in California, Israel and Utah. From 2003 through 2009, Mr. Mabey was the Vice President of Broadcast International, a Utah corporation in which Mr. Mabey was involved in patent development and intellectual property management, product development, business and network expansion and corporate funding development. Mr. Mabey received his Bachelors of Arts at Boise State University and his Masters of Public Administration at Idaho State University.

Mr. Westbrook served as CFO of Public Wireless, Inc., a wireless communication infrastructure business from 2005-2009.  From 2004-2005, Mr. Westbrook served as CFO of Nanoamp Solutions Inc., a memory IC company.  Prior to 2004, Mr. Westbrook served as CFO at Sage, Inc., (NASDAQ:  SAGI), a company specializing in flat panel display controller ICs. Mr. Westbrook is a Chartered Accountant and holds a master’s degree in Economics from Trinity College, Cambridge in the United Kingdom.

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

One of our shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, has a controlling interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box designs, and to whom we are committed to pay maintenance and royalties. On July 1, 2010, the Company agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2012. The amendment was authorized for the Company by Mr. Danny Mabey, board director with no interest in Numerity.

This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration,  business, and product development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently,  as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead had Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively, and necessarily for the benefit of the Company.  Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. As at December 31, 2013, the Company negotiated with  Numerity on the cost and value of the services provided under this Service Agreement and Numerity agreed to waive its charge for the quarter ended December 31, 2013, credit back the Company for the cost of its billing for the quarter ended September 30, 2013, and reduce future billings to recover only the actual out of pocket expenses incurred by Numerity in the provision of its services. The balance of billings payable to Numerity is included as notes payable to related party in the December 31, 2013 financial statements. The various amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

In the years ended December 31, 2013 and 2012, the Company accrued $240,000 and $160,000, respectively for services provided by Numerity Corporation. During the years ended 2013 and 2012, the Company made cash payments of $238,650 and issued $350,000 of fully-paid shares of common stock, respectively,  to reduce the balance of the debt leaving a balance due to Numerity at December 31, 2013 of $202,751. to In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, we  have obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

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

One of the Company shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation which owns the library of film content which the Company  intends to include as part of our product offerings. Numerity has agreed to make the library available to us at no charge.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company believes that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have been timely filed.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified Deferred Compensation earnings ($)	All Other Comp. ($)	Total ($)
Nitin Karnik	2013	-	a	-	-	-	-	-	-	-
	2012	-	a	-	-	-	-	-	-	-
	2011	-	a	-	-	-	-	-	-	-

Danny Mabey	2013	80,000	c,d	-	-	-	-	-	-	80,000
	2012	80,000	c,d	-	-	23,428	-	-	-	103,428
	2011	80,000	c,d	-	-	23,364	-	-	-	103,364

Simon Westbrook	2013	96,000	f,g	-	-	-	-	-	-	96,000
	2012	96,000	f,g	-	-	23,428	-	-	-	119,428
	2011	96,000	f,g	-	-	23,364	-	-	-	119,364

(a)

Mr. Karnik is the CEO and owner of Numerity Corporation. The amounts billed by Numerity for engineering, design and executive services provided by Numerity, and maintenance fees due under the terms of the Numerity License Agreement in 2013, 2012,  and 2011, were $240,000, $160,000, and $895,000, respectively. During 2013, 2012 and 2011, the Company paid Numerity $238,650, $33,100, and $29,900, respectively, which was treated as payment of the oldest balance due to Numerity. Additionally, in 2012, Numerity assigned $350,000 of debt to a third party which was subsequently settled by the issuance of  3,500,000 of fully-paid common shares of the Company.

(b)

Mr. Karnik was appointed as CEO in October, 2009.

(c)

Mr. Mabey’s compensation for the provision of services as COO and director of the Company has not been paid due to the lack of cash available. An amount of $300,000 has been included in accounts payable at December 31, 2013 in respect of compensation due to Mr. Mabey.

(d)

In 2011, Mr. Mabey was granted an option to purchase 800,000 shares at $0.15 per share, vesting over two years. Using a Black Scholes valuation model, the Company calculated the value of these options amortized in 2012 and 2013 was $23,428 and $23,428, respectively.

(e)

Mr. Mabey was appointed as a director of the Company in 2010.

(f)

Mr. Westbrook’s compensation for the provision of services as CFO of the Company has not been paid due to the lack of cash available. An amount of $376,000 has been included in accounts payable at December 31, 2013 in respect of compensation due to Mr. Westbrook.

(g)

In 2011, Mr. Westbrook was granted an option to purchase 800,000 shares at $0.15 per share, vesting over two years. Using a Black Scholes valuation model, the Company calculated the value of these options amortized in 2012 and 2013 was $23,428 and $23,428, respectively.

(h)

Mr. Westbrook joined the Company as CFO in February 2010.

Name		Year	Number of securities underlying unexercised options # Exercisable	Number of securities underlying unexercised options # Un exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options #	ption exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested #	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (S)
Nitin Karnik		2013	-	-	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-	-	-
		2011	-	-	-	-	-	-	-	-	-

Danny Mabey		2013	800,000	-	-	0.15	1-Sep-21	-	-	-	-
		2012	800,000	-	-	0.15	1-Sep-21	-	-	-	-
	a	2011	398,904	401,096	-	0.15	1-Sep-21	401,096	$ 24,066	-	-

Simon Westbrook		2013	800,000	-	-	0.15	1-Sep-21	-	-	-	-
		2012	800,000	-	-	0.15	1-Sep-21	-	-	-	-
	b	2011	398,904	401,096	-	0.15	1-Sep-21	401,096	$ 24,066	-	-

(a)

Mr. Mabey was appointed in April 2010.

(b)

M Westbrook was appointed in February 2010

			Option Awards					Stock Awards
Name		Year	Number of securities underlying unexercised options # Exercisable	Number of securities underlying unexercised options # Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options #	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested #	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Nitin Karnik		2013	-	-	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-	-	-
		2011	-	-	-	-	-	-	-	-	-

Danny Mabey		2013	800,000	-	-	0.15	1-Sep-21	-	-	-	-
		2012	800,000	-	-	0.15	1-Sep-21	-	-	-	-
	a	2011	398,904	401,096	-	0.15	1-Sep-21	-	-	-	-

Simon Westbrook		2013	800,000	-	-	0.15	1-Sep-21	-	-	-	-
		2012	800,000	-	-	0.15	1-Sep-21	-	-	-	-
	b	2011	398,904	401,096	-	0.15	1-Sep-21	-	-	-	-

(a)

Mr. Mabey was appointed in April 2010.

(b)

Mr. Westbrook was appointed in February 2010

Name		Year	Plan name	Number of years credited service #	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Nitin Karnik		2013	-	-	-	-
		2012	-	-	-	-
		2011	-	-	-	-

Danny Mabey		2013	-	-	-	-
		2012	-	-	-	-
	a	2011	-	-	-	-

Simon Westbrook		2013	-	-	-	-
		2012	-	-	-	-
	b	2011	-	-	-	-

(a)

Mr. Mabey was appointed in April 2010

(b)

Mr. Westbrook was appointed in February 2010

Name		Year	Executive contributions in last fiscal year ($)	Registrant contributions in last fiscal year ($)	Aggregate earnings in last fiscal year ($)	Aggregate withdrawals/ distributions in last fiscal year ($)	Aggregate balance at last fiscal year end ($)
Nitin Karnik		2013	-	-	-	-	-
		2012	-	-	-	-	-
	a	2011	-	-	-	-	-

Danny Mabey		2013	-	-	-	-	-
		2012	-	-	-	-	-
	b	2011	-	-	-	-	-

Simon Westbrook		2013	-	-	-	-	-
		2012	-	-	-	-	-
	c	2011	-	-	-	-	-

(a)

Mr. Karnik did not receive or accrue any compensation in any year.

(b)

Mr. Mabey was appointed in April 2010. He has accrued, but has not been paid $300,000 for his services as a director, and COO, of the Company between his appointment and December 31, 2013.

(c)

Mr. Westbrook was appointed in April 2010. He has accrued, but has not been paid $376,000 for his services as CFO of the Company between his appointment and December 31, 2013.

Name		Year	Perquisites and other personal benefits ($)	Tax reimbursements ($)	Insurance premiums ($)	Company contributions to retirement and 401K plans ($)	Severance payments / accruals ($)	Change in control payments / accruals ($)	Total ($)
Nick Karnik		2013	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-
		2011	-	-	-	-	-	-	-

Danny Mabey		2013	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-
	a	2011	-	-	-	-	-	-	-
			-	-	-	-	-	-	-
Simon Westbrook		2013	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-
	b	2011	-	-	-	-	-	-	-

(a) Mr. Mabey was appointed in April 2010

(b) Mr. Westbrook was appointed in February 2010

Name		Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Nitin Karnik		2013	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-
	a	2011	-	-	-	-	-	-	-

Danny Mabey		2013	-	-	-	-	-	-	-
		2012	-	-	23,428	-	-	-	23,428
	b	2011	-	-	23,364	-	-	-	23,364

(a) Mr. Mabey was appointed in April 2010

Name		Year	Personal use of company car/parking ($)	Financial planning/ legal fees ($)	Club dues ($)	Executive relocation ($)	Total ($)
Nick Karnik		2013	-	-	-	-	-
		2012	-	-	-	-	-
		2011	-	-	-	-	-

Danny Mabey		2013	-	-	-	-	-
		2012	-	-	-	-	-
	a	2011	-	-	-	-	-

Simon Westbrook		2013	-	-	-	-	-
		2012	-	-	-	-	-
	b	2011	-	-	-	-	-

(a) Mr. Mabey was appointed in April 2010

(b) Mr. Westbrook was appointed in February 2010

Name		Year	Before change in control termination w/o cause or for good reason ($)	After change in control termination w/o cause or for good reason ($)	Voluntary termination ($)	Death ($)	Disability ($)	Change in control ($)
Nitin Karnik		2013	-	-	-	-	-	-
		2012	-	-	-	-	-	-
		2011	-	-	-	-	-	-

Danny Mabey		2013	-	-	-	-	-	-
		2012	-	-	-	-	-	-
	a	2011	-	-	-	-	-	-

Simon Westbrook		2013	-	-	-	-	-	-
		2012	-	-	-	-	-	-
	b	2011	-	-	-	-	-	-

(a) Mr. Mabey was appointed in April 2010

(b) Mr. Westbrook was appointed in February 2010

Employment Agreements

As of this time, there are no employment agreements with any named executive officer.

Directors, Executive Officers, Promoters and Control Persons, Conflicts of Interest.

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table lists stock ownership of our common stock, as of December 31, 2013 based on an aggregate of 63,293,476  common shares issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owner		Amount of Beneficial Ownership	Percentage of Class
Nitin Karnik, CEO & director	1	11,823,529	18.7%
4944 El Camino Real, Ste 100, Los Altos, CA 94022

Danny Mabey, COO & director	2	800,000	1.3%
4944 El Camino Real, Ste 100, Los Altos, CA 94022

Simon Westbrook, CFO	2	800,000	1.3%
4944 El Camino Real, Ste 100, Los Altos, CA 94022

Directors and officers as a group	1	13,423,529	21.2%

Guifeng Qui		13,137,255	20.8%
6-03 Xue Xi Yuan Vanke, New Town
Xin Yi Bau Da Doe, Tianjin, PRC 300402

Sulu Karnik	3	3,469,608	5.5%
255 W El Camino Real, Sunnyvale, CA 94087

Directors,officers and affiliates as a group		30,030,392	47.4%
1 Excludes holdings by Nitin Karnik's spouse, Sulu Karnik.
2 Number of shares of common stock exercisable under the Company's 2010 Stock Option plan as of December 31, 2013.
3 Spouse of Nitin Karnik, excludes holdings by Nitin Karnik.

Stock held by non affiliates and value at June 30, 2013		33,263,084	$6,985,248

Item 13.  Certain Relationships and Related Transactions

From time to time, Mr. Karnick, though his wholly owned Company, Numerity, has advanced cash to pay off supplier balances on behalf of the Company and the balance is reported as a loan from related party. The loan is unsecured, interest-free, and has been or will be repaid when the Company raises sufficient cash to do so.

One of the Company shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box (“STB”) designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through December 31, 2012 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as at December 31, 2012. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until the earlier of three months after first commercial shipment, or June 30, 2011. The amendment was authorized for the Company by Mr. Danny Mabey, a board director with no interest in Numerity.

This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of the Company  shareholders, directors and officers, and provides contract executive, administration,  business, and product development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently,  as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead had Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively, and necessarily for the benefit of the Company.  Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. As at December 31, 2013, the Company negotiated with  Numerity on the cost and value of the services provided under this Service Agreement and Numerity agreed to waive its charge for the quarter ended December 31, 2013, credit back the Company for the cost of its billing for the quarter ended September 30, 2013, and reduce future billings to recover only the actual out of pocket expenses incurred by Numerity in the provision of its services. The balance of billings payable to Numerity is included as notes payable to related party in the December 31, 2013 financial statements. The various amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

In the years ended December 31, 2013 and 2012, the Company accrued $240,000 and $160,000, respectively for services provided by Numerity Corporation. During the years ended 2013 and 2012, the Company made cash payments of $238,650 and issued $350,000 of fully-paid shares of common stock, respectively,  to reduce the balance of the debt leaving a balance due to Numerity at December 31, 2013 of $202,751. to In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, the Company  obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

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

One of the Company shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 16 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation which owns the library of film content which the Company  intends to include as part of our product offerings. Numerity has agreed to make the library available to us at no charge.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees related to services performed by George Stewart, CPA:

		2013	2012
Audit Fees	(1)	$12,200	$12,070
Audit Related Fees	(2)	-	-
Tax Fees	(3)	-	-
All Other fees	(4)	-	-

Total		$12,200	$12,070

(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)

During 2013, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)

During 2013, we did not incur fees for tax advice, tax planning and tax return preparation.

(4)

During 2013, we did not incur fees for other services.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2013 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2013 fiscal year for filing with the SEC.

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

*Incorporated by reference to the Company’s Amended Annual Report on Form 10-K/A, filed November 14, 2011.

**Incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 21, 2012.

**Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2014

IN Media Corporation

/s/ Nitin Karnik

By: Nitin Karnik

Chief Executive Officer and Director (Principal Executive Officer)

/s/ Simon P. Westbrook

By: Simon P. Westbrook

Chief Financial Officer, Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nitin Karnik

April 15,  2014

Nitin Karnik

Date

Chief Executive Officer and Director

(Principal Executive Officer)

/s/ Simon P. Westbrook

April 15, 2014

Simon P. Westbrook

Date

Chief Financial Officer, Principal Accounting Officer

(Principal Financial Officer)

/s/ Danny Mabey

April 15, 2014

Danny Mabey

Date

Director

/s/ Fred Wilson

April 15, 2014

Fred Wilson

Date

Director