Form 10-K/A
period 2013-12-31
IN Media Corp
filed 2014-04-16
CIK 1399488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents Incorporated by Reference:  None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of IN Media Corporation (the “Company”) on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 15, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 PART IV

Item 15.  Exhibits

The following exhibits are included with this filing:

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation*
3(ii)	Amended and Restated Bylaws*
10.1	Numerity licensing and maintenance agreement*
10.2	Numerity licensing and maintenance agreement 1st amendment*
10.3	Numerity service agreement*
10.4	Numerity service agreement 1st amendment*
10.5	Numerity service agreement 2nd amendment *
10.6	IN TV independent sales representation agreement*
10.7	Numerity license to use office agreement*
10.8	Numerity revolving credit agreement*
10.9	Numerity video library license agreement*
14.1	Financial Code of Ethics**
31.1	Sec. 302 Certification of CEO**
31.2	Sec. 302 Certification of CFO**
32.1	Sec. 906 Certification of CEO**
32.1	Sec. 906 Certification of CFO**
101	XBRL (eXtensible Business Reporting Language)

*Incorporated by reference to the Company’s Amended Annual Report on Form 10-K/A, filed November 14, 2011.

**Incorporated by reference to the Company’s Annual Report on Form 10-K, filed April 15, 2014.

***Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2014

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

/s/ Nitin Karnik

April 16,  2014

Nitin Karnik

Date

Chief Executive Officer and Director

(Principal Executive Officer)

/s/ Simon P. Westbrook

April 16, 2014

Simon P. Westbrook

Date

Chief Financial Officer, Principal Accounting Officer

(Principal Financial Officer)

/s/ Danny Mabey

April 16, 2014

Danny Mabey

Date

Director

/s/ Fred Wilson

April 16, 2014

Fred Wilson

Date

Director