Form 10-Q
period 2014-03-31
IN Media Corp
filed 2014-05-15
CIK 1399488

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period for March 31, 2014

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from   to

Commission File Number 000-54359

IN Media Corporation

(Exact name of Registrant as specified in its charter)

Nevada                      20-8644177

(State of                     (IRS Employer

 Incorporation)             (ID Number)

829 Folsom Street, #716, San Francisco, CA 94107

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

Yes        .

No    X .

As of May 5, 2014,  the registrant had 68,506,415 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes        .    No     X .

In Media Corporation

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART 1

FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

IN MEDIA CORPORATION

TABLE OF CONTENTS

PAGE #

Review Report

5

Financial Statements

Balance Sheet

6

Statement of Operations

7

Statement of Cash Flows

8

Notes to Financial Statements

9

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IN Media Corporation

I have reviewed the condensed balance sheets of IN Media Corporation (A Development Stage Company) as of March 31, 2014, and the related condensed statements of operations for the three months ended March 31, 2014 and 2013 and for the period from October 27, 2008 (inception) to March 31, 2014, and condensed statements of cash flows for the three months ended March 31, 2014 and 2013 and for the period from October 27, 2008 (inception) to March 31, 2014.  These financial statements are the responsibility of the company’s management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of IN Media Corporation (A Development Stage Company) as of December 31, 2013, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated April 15, 2014, I expressed a going concern opinion on those financial statements.  In my opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 2014, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ George Stewart

Seattle, Washington

May 15, 2014

In Media Corporation
(A Development Stage Company)
Audited Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$455	$545

	455	545

Movie distribution systems	40,000	40,000

Total Assets	$40,455	$40,545

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$766,418	$712,121
Accrued interest	21,916	18,331
Advances and deposits	-	-
Derivative liability on convertible notes	27,265	16,972
Convertible note, principal amount	87,265	158,390
less discount	(32,097)	(58,882)
Notes payable, net	55,168	99,508

Total Current Liabilities	870,767	846,932

Long term liabilities
Long term accounts payable to related party	202,751	202,751

Stockholders' Equity
Common stock - 75,000,000 shares authorized at $0.001 par value; 68,506,415 and 63,293,476 shares issued and outstanding at March 31, 2014, and December 31, 2013, respectively

	68,506	63,293
Additional paid-in capital	2,649,028	2,581,616
Deficit accumulated during the development stage	(3,750,597)	(3,654,047)

Total Stockholders' Equity	(1,033,063)	(1,009,138)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$40,455	$40,545

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			Inception
			October 27, 2008
	Three months ended	Three months ended	Through
	March 31, 2014	March 31, 2013	March 31, 2014

EXPENSES
General & administrative	$54,387	$173,256	$2,818,594
Development expenses	-	-	642,250
Interest and debt interest expense	42,163	24,006	336,696
Revaluation of derivative liability	-	(9,746)	(46,943)

NET LOSS	$96,550	$187,516	$3,750,597

Basic (loss) per share *	$(0.00)	$(0.00)
Weighted average number of basic
common shares outstanding	65,015,902	57,713,837

 * The fully-diluted loss per share is not presented since the result would be anti-dilutive.

The accompanying footnotes notes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			Inception
			October 27, 2008
	Three months ended	Three months ended	Through
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(96,550)	$(187,516)	$(3,750,597)
Adjustments to reconcile net income to net cash used
in operating activities
Stock issued for services in lieu of cash	-	-	591,999
Stock issued to creditors to settle debts	-	-	1,025,000
Non cash stock compensation expense	-	-	80,944
Discount on convertible notes, net of amortization	26,785	(26,022)	120,962
Extinguishment of derivative liability on convertible notes, net	10,293	30,124	46,943
Accrual of note interest	3,585	2,657	9,119
Note interest paid by common stock	1,500	-	-

Increase (decrease) in operating liabilities
Accounts payable	54,297	41,257	766,418

Total cash provided by (used in) operating activities	(90)	(139,500)	(1,109,212)

CASH FLOW FROM INVESTING ACTIVITIES

Total cash provided by (used in) investing activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	290,000
Net proceeds from sale of convertible notes	-	87,500	616,916
Advances from related party, net	-	60,000	202,751

Total cash provided by (used in) financing activities	-	147,500	1,109,667

Net increase (decrease) in cash	(90)	8,000	455

Cash at beginning of period	545	950	-

Cash at end of period	$455	$8,950	$455

Supplemental Cash Flow Information:
Interest Paid	-	-	-
Taxes Paid	$800	$800	$4,800

The accompanying footnotes are an integral part of these financial statements.

IN MEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS

ENDED MARCH 31, 2014 AND 2013

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

2.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2014, the Company had accumulated a loss from operations of $3.7 million and has earned no revenues since inception, and our liabilities exceed our assets by over $1 million. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

Historically we have focused our efforts on developing business opportunities in China and India although we have not actually fulfilled any orders or shipped any of our products as of March 31, 2014. Our ability to fulfill sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions,  extended supplier credit, and customer advances, we have not yet managed to solve these problems, and prospective orders have lapsed before they can be fulfilled. We have recently begun exploring opportunities to supply  bundled solutions including handheld or tablet devices and eductational software into developing overseas markets, although we cannot guarantee, progress, we hope to move beyond our development stage into an operational stage during fiscal 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

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

H)

DERIVATIVE INSTRUMENTS

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $ 0 and $44,987 during the three months ended March 31, 2014 and 2013, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended March 31, 2014 and 2013, the Company amortized $20,614 and $14,823, respectively, as debt discount expense.

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

On June 17, 2010 the Company filed a Form S-8 registration statement with the SEC reserving 2,500,000 common shares for issuance under the Company’s 2010 Stock Option Plan. During the period from registration to December 31, 2012, the Company issued 897,000 shares to consultants as payment for services provided, and 1,600,000 options to employees. On November 21, 2012, the Company filed a second Form S-8 registration statement registering an additional 2,500,000 common shares for issuance under the Company’s 2010 Amended and Restated Stock Option Plan, and at March 31, 2014 has 2,083,000 registered shares available for future issuance

B)

SHARE ISSUANCES

Since inception (October 27, 2008) to March 31, 2014, the Company has issued the following shares:

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

(iv)

In addition, the Company has issued a total of 23,506,415 common stock shares with a value of $2,195,769 to (a) consultants for payment of services provided, (b) vendors for the purchase and payment of movie distribution systems including storage and distribution hardware, operating software, and rights to distribute two thousand movie titles, (c) creditors for settlement of outstanding debt, (d) a noteholder for conversion of certain notes payable and (e) accrued note interest as set out in the following table:

	Three months	Year	Period
	ended	ended	from
SUMMARY ISSUANCE OF COMMON STOCK	31-Mar	December 31,	Inception
# Shares	2014	2013	Total
Payment of consultants			897,000
Purchase of assets			250,000
Conversion of notes	5,106,556	5,560,652	14,178,673
Settlement of debt			8,000,000
Payment of note interest	106,383	18,987	180,741
Total	5,212,939	5,579,639	23,506,415

	Three months	Year	Period
	ended	ended	ended
	31-Mar	December 31,	Inception
Value of Shares	2012	2013	Total
Payment of consultants			$ 591,999
Purchase of assets			$ 40,000
Conversion of notes	$ 71,125	$ 230,525	$ 529,650
Settlement of debt			$ 1,025,000
Payment of note interest	1,500	1,500	$ 9,120
Total	$ 72,625	$ 232,025	$ 2,195,769

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

5.

 NOTES PAYABLE

The Company has issued Convertible Notes (“Notes”), carrying interest rates of between 8% and 10% per annum, from three note-holders for terms ranging from 9 months to 12 months as set forth in the following table.

Year	Balance start of year	Original note proceeds	Original issue discount	Conversion	Repayments	Balance end of year
December 31, 2012	$ 55,000	$ 50,000	$ -	$ (55,000)		$ 50,000
December 31, 2013	$ 50,000	$ 325,955	$ 11,160	$ (228,725)		$ 158,390
March 31, 2014	$ 158,390			$ (71,125)		$ 87,265

The Notes are convertible into shares of Common Stock based on discounts of between 37.5% to 50% on the lowest closing stock prices in the month prior to the conversion. The Company recognized the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The amount added to the discount reserve and derivative liability was $0 and $44,987 during the three months ended March 31, 2014 and 2013, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended March 31, 2014, and March 31, 2013, the Company amortized $20,614 and $14,823, respectively, as debt discount expense. On a quarterly basis, the Company values the derivative liability to determine that the carrying value is in line with market value and, adjustments are made to the value of derivative liability as required.  The Company amortizes Original Issue Discount (OID) to interest expense on a straight line basis over the terms of the notes.

6.

INCOME TAXES

The Company has incurred operating losses of $3,744,426 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

March 31, 2014
Future income tax assets:
Net operating loss from October 27, 2008 (inception) to March 31, 2014)	$3,750,597
less timing differences
Consulting accruals	720,000
Management fee accruals	202,750
Adjusted operating loss	2,827,847

Statutory tax rate (combined federal and state)	38.1%
Non-capital tax loss	1,076,675
Valuation allowance	(1,076,675)
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

One of the Company shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box (“STB”) designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through December 31, 2012 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as at December 31, 2012. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment was authorized for the Company by Mr. Danny Mabey, a board director with no interest in Numerity.

This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of the Company  shareholders, directors and officers, and provides contract executive, administration,  business, and product development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently,  as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead had Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively, and necessarily for the benefit of the Company.  Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. As at December 31, 2013, the Company negotiated with Numerity on the cost and value of the services provided under this Service Agreement and Numerity agreed to waive its charge for the quarter ended December 31, 2013, credit back the Company for the cost of its billing for the quarter ended September 30, 2013, and reduce future billings to recover only the actual out of pocket expenses incurred by Numerity in the provision of its services. No amounts were billed in the quarter ended March 31, 2014. The balance of billings payable to Numerity is included as notes payable to related party in the March 31, 2014 financial statements. The various amendments were approved by the Board of Directors, including Mr. Danny Mabey, a member of the Board of Directors with no interest in Numerity.

In the three months ended March 31, 2014 and 2013, the Company accrued $0 and $240,000, respectively for services provided by Numerity Corporation. During the three months ended March 31, 2014 and March 31, 2013, the Company made cash payments, net of receipts to Numerity Corporation of $0 and $60,000, respectively. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, the Company  obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

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

9.

SUBSEQUENT EVENTS

On April 1, 2014 Mr. Danny Mabey resigned as a director of the Company and was replaced on the Board of Directors by Mr. Fred Wilson. As at April 1, 2014, the Company owed Mr. Mabey $320,000 in earned but unpaid fees for services as a director of the Company.

On April 23, 2014, to reduce operating expenses,  Mr Karnick terminated Mr Simon Westbrook’s role as Chief Financial Officer and Chief Accounting Officer of the Company and assumed these responsibilities himself.

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

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or except as required by the federal securities laws. All material risks are described in the risk section of this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Development Stage Operations

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the “Service Agreement”) to us. Initially, the Service Agreement provided for management service fees of $40,000 per month, but subsequently, on as of January 1, 2011 our company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill us for the actual cost of any goods or services provided wholly, exclusively and necessarily for our benefit. Effective September 1, 2012, in an effort to promote new business development efforts, we agreed to further amend the Service Agreement such that we again pay $40,000 per calendar month in service fees to Numerity. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, at that time a member of the Board of Directors with no interest in Numerity.

Additionally, in November 2008, we licensed our engineering technology, IP, and set top box designs (the “Licensing and Maintenance Agreement”) from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was additionally approved by the Board of Directors, including Mr. Danny Mabey, at that time a member of the Board of Directors with no interest in Numerity.

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

Through the third quarter, 2013, Numerity, through Nitin Karnik, conducted a six week tour covering prime markets in India, China, Indonesia and Malaysia, building relationships with prospective distribution channels, and evaluating the current state of demand for our products. We recognize that in spite of our best efforts, we have not been successful in generating sales revenue to date, and as a result of feedback gained on the recent trip, and from trade channels we have concluded: (i) the market is maturing in terms of availability, awareness and commoditization of price, and (ii) IPTV is deployed primarily for entertainment purposes in which the same content is generally available from the same sources around the world; thereby leaving little room for product differentiation, other than price and brand name. As a result of our recent business activities we are carrying out a management review to see if we can reposition some of our existing products into the education market in developing countries of the world where our low-cost, hand-held devices could become the electronic textbook of the future, eliminating heavy and expensive textbooks, and providing children with a flexible and programmable learning aid. We are also taking steps to reduce our operating expenses and in April 2014, we replaced Mr. Westbrook, our Chief Financial Officer by Mr. Karnik, who is now our  Chief Financial Officer.

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

Although our competitors have strong brands and significant engineering and marketing budgets we believe that we will have an opportunity to compete because we have outsourced our manufacturing and distribution function in China to local partners who understand and operate in the Asian market where our cost is low and the power of established US brands may not be so powerful. Since we already have a fully functional product offering and have established local distribution we believe our market offering in Asia is fully competitive with solutions from our competitors, specifically since we have both tangible (movie content) and intangible assets (investment in product designs) in which to continue to develop our business plan. We also have a team of consultants engaged indirectly through Numerity to ensure that our products are updated, maintained, and positioned to meet current demands, and we continue to seek out and develop new channels that are informed and motivated to sell our products.

Recent Developments

Since the IP Set Top box market suffers competition from major content providers and vendors like Amazon, Google, and Netflix, we have been focusing on certain niche areas in respect of the tablet business and have commenced discussions with various schools, colleges, and nonprofit organizations who are working in the e-learning sector.

The market for the sub 100 dollar Tablet PC is the target market for our company as school children are aware of the usage of Tablet PCs. Management is in discussion with various organizations to combine the content and hardware solutions aimed at school children and expects, but cannot provide assurances, to generate revenue from that niche sector which we believe is cost conscious and requires a lower-cost solution than a branded product like Apple and Samsung.

We also introduced a 6 inch phone which combines the functionality of a tablet.  This is a part of new emerging sector for "Phablets" meaning phones and tablets in one device. Such a device eliminates the necessity to have a mobile phone and a Tablet PC or sometimes a cell phone and e-Book reader provided by Amazon or Barnes and Noble. We believe that such a product will be received very well by the Telecom sector and now we are in discussion with major mobile operators globally to roll out such phones. We anticipate, but cannot guarantee, that we will roll out the phones in June 2014 for USA and other markets via Mobile operators and Telecom operators. Although there can be no guarantees, we contend that the anticipated revenue would be more than sufficient to cover the operating loss.

Results of Operations

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $3,750,597 in expenses since inception through March 31, 2014.  Although we have received interest in our hardware products from time to time, as  a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill potential orders. We will not be able to fulfill or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure up to $500,000 in financing to secure the first delivery on any orders that we may book. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, and an established international distribution channel for our products.

Operations for the three months ended March 31, 2014

We incurred $54,387 and $173,256  in general administrative expenses for the three months ended March 31, 2014 and 2013, respectively.  These costs consisted of general, administration, and business development expenses by Numerity, and professional fees associated with our financial reports and SEC filings.  The decrease reflects negotiated changes in the way Numerity bills us for services provided since June 30, 2013.

We did not incur any development expenses in the three months ended March 31, 2014, since our products are now developed and we are directing our limited cash resources to business development and reporting compliance.  We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which we committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended and terms amended. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $42,163 and $24,006 for the three months ended March 31, 2014 and 2013, respectively. The increase reflects the higher level of convertible debt outstanding during the quarter ended March 31, 2014.

The following table provides selected financial data about our company as at March 31, 2014.

Balance Sheet Data:

Cash	$455
Total assets	$40,455
Total liabilities	$1,067,347
Shareholders' equity (deficit)	$(1,033,063)

Liquidity and Capital Resources

Our cash balance at March 31, 2014 was $455. During the three months ended March 31, 2014, our cash balance decreased by $90.  Our operating losses in the period consumed $96,550 offset by non-cash expenses, and increases in accounts payable.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of our company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

 Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and Principal Financial and Accounting Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our CEO and Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outsourced accounting professionals. As we grow, we expect to increase our number of employees, which, we believe, will enable us to implement adequate segregation of duties within the internal control framework.

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except that to reduce operating expenses,  Mr. Karnick terminated Mr Simon Westbrook’s role as Chief Financial Officer and Chief Accounting Officer of the Company and assumed these responsibilities himself

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issued any shares of common stock during the three months ended March 31, 2014.

Item 3.  Defaults Upon Senior Securities.

 There were no defaults upon senior securities during the period ended March 31, 2014.

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

IN Media Corporation (Registrant)

/s/ Nitin Karnik

Date: May 15, 2014

Nitin Karnik
President, Chief Executive Officer, Chief Financial Officer

& Principal Accounting Officer and Director