Form 10-Q/A
period 2014-03-31
IN Media Corp
filed 2014-05-22
CIK 1399488

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of IN Media Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number

Amended and Restated Articles of Incorporation	3.1**

Amended and Restated Bylaws	3.2**

Numerity licensing and maintenance agreement	10.1**

Numerity licensing and maintenance agreement 1st amendment	10.2**

Numerity service agreement	10.3**

Numerity service agreement 1st amendment	10.4**

Numerity service agreement 2nd amendment	10.5**

IN TV independent sales representation agreement	10.6**

Numerity license to use office agreement	10.7**

Numerity revolving credit agreement	10.8**

Numerity video library license agreement	10.9**

Numerity service agreement 3nd amendment	10.10

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1***

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2***

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1***

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2***

Letter Agreement between Numerity Corporation and IN Media Corporation confirming rights for IN Media to use Numerity’s video library without charge	99.1*

Letter Agreement between Numerity Corporation and IN Media Corporation confirming Numerity’s commitment, without charge, to extend credit for a period of one year and one day, subject to notice	99.2*

XBRL (eXtensible Business Reporting Language)	101

 * Incorporated by reference to Form 10-Q for June 30, 2011

** Incorporated by reference to Form 10K/A for December 31, 2010

***Incorporated by reference to Form 10-Q for March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IN Media Corporation (Registrant)

/s/ Nitin Karnik

Date: May 21, 2014

Nitin Karnik
President, Chief Executive Officer, Chief Financial Officer

& Principal Accounting Officer and Director

4