Form 10-Q
period 2014-06-30
IN Media Corp
filed 2014-08-15
CIK 1399488

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period for June 30, 2014

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

Yes         .

No     X .

As of August 10, 2014, the registrant had 68,889,932 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes         .    No      X .

In Media Corporation

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART 1

FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

IN MEDIA CORPORATION

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IN Media Corporation

I have reviewed the condensed balance sheets of IN Media Corporation (A Development Stage Company) as of June 30, 2014, and the related condensed statements of operations for the three months and six months ended June 30, 2014 and 2013 and for the period from October 27, 2008 (inception) to June 30, 2014, and condensed statements of cash flows for the three months and six months ended June 30, 2014 and 2013 and for the period from October 27, 2008 (inception) to June 30, 2014.  These financial statements are the responsibility of the company’s management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of IN Media Corporation (A Development Stage Company) as of December 31, 2013, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated April 15, 2014, I expressed a going concern opinion on those financial statements.  In my opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2014, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ George Stewart, CPA

Seattle, Washington

August 9, 2014

In Media Corporation
(A Development Stage Company)
Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$667	$545

	667	545

Movie distribution systems	40,000	40,000

Total Assets	$40,667	$40,545

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$766,625	$712,121
Accrued interest	25,541	18,331
Advances and deposits	-	-
Derivative liability on convertible notes	5,435	16,972
Convertible note, principal amount	59,765	158,390
less discount	(9,692)	(58,882)
Notes payable, net	50,073	99,508

Total Current Liabilities	847,674	846,932

Long term liabilities
Long term accounts payable to related party	209,602	202,751

Stockholders' Equity
Common stock - 75,000,000 shares authorized at $0.001 par value;
68,889,932 and 63,293,476 shares issued and outstanding
at June 30, 2014, and December 31, 2013, respectively	68,890	63,293
Additional paid-in capital	2,697,974	2,581,616
Deficit accumulated during the development stage	(3,783,473)	(3,654,047)

Total Stockholders' Equity	(1,016,609)	(1,009,138)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,667	$40,545

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					Inception
	Three months	Three months	Six months	Six months	October 27, 2008
	ended	ended	ended	ended	Through
	March 31, 2014	March 31, 2013	June 30, 2014	June 30, 2013	June 30, 2014

EXPENSES
General & administrative	$6,846	$170,085	$61,233	$343,341	$2,813,098
Development expenses	-	-	-	-	642,250
Interest and debt interest expense	28,010	28,348	68,193	52,354	370,877
Revaluation of derivative liability	-	-	-	(9,746)	(46,943)

NET LOSS	$34,856	$198,433	$129,426	$385,949	$3,779,282

Basic (loss) per share *	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of basic
common shares outstanding	68,582,789	57,793,004	66,313,410	57,736,456

* The fully-diluted loss per share is not presented since the result would be anti-dilutive.

The accompanying footnotes notes are an integral part of these financial statements.

In Media Corporation
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			Inception
			October 27, 2008
	Six months ended	Six months ended	Through
	June 30, 2014	June 30, 2013	June 30, 2014

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(129,426)	$(385,949)	$(3,783,473)
Adjustments to reconcile net income to net cash used
in operating activities
Stock issued for services in lieu of cash	-	-	591,999
Stock issued to creditors to settle debts	-	-	1,025,000
Stock issued in conversion of notes payable	(27,500)	-	-
Non cash stock compensation expense	-	-	80,944
Discount on convertible notes, net of amortization	56,690	(49,262)	174,492
Extinguishment of derivative liability on convertible notes, net	29,193	74,192	46,943
Accrual of note interest	7,210	6,677	9,119
Note interest paid by common stock	2,600	-	-

Increase (decrease) in operating liabilities
Accounts payable	54,504	85,092	766,625

Total cash provided by (used in) operating activities	(6,729)	(269,250)	(1,088,351)

CASH FLOW FROM INVESTING ACTIVITIES

Total cash provided by (used in) investing activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	290,000
Net proceeds from sale of convertible notes	-	172,500	589,416
Advances from related party, net	6,851	101,000	209,602

Total cash provided by (used in) financing activities	6,851	273,500	1,089,018

Net increase (decrease) in cash	122	4,250	667

Cash at beginning of period	545	950	-

Cash at end of period	$667	$5,200	$667

Supplemental Cash Flow Information:
Interest Paid	$-	$-	$-
Taxes Paid	$800	$-	$4,800

The accompanying footnotes are an integral part of these financial statements.

IN MEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS

ENDED JUNE 30, 2014 AND 2013

 (Unaudited)

1.

ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”). Effective February 3, 2010, we changed our name to IN Media Corporation. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media,  and IN Media was merged into Tres Estrellas.   For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer.  Upon consummation of the merger, the Company adopted the business plan of IN Media.  Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through June 30, 2014. The Company's fiscal year end is December 31.

2.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2014, the Company had accumulated a loss from operations of $3.7 million and has earned no revenues since inception, and our liabilities exceed our assets by over $1 million. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

Historically we have focused our efforts on developing business opportunities in China and India although we have not actually fulfilled any orders or shipped any of our products as of June 30, 2014. Our ability to fulfill sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions,  extended supplier credit, and customer advances, we have not yet managed to solve these problems, and prospective orders have lapsed before they can be fulfilled. We have recently begun exploring opportunities to supply  bundled solutions, including handheld or tablet devices and educational software into developing overseas markets, and although we cannot guarantee progress, we hope to move beyond our development stage into an operational stage during fiscal 2014. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

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

H)

DERIVATIVE INSTRUMENTS

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $ 0 and $44,068 during the three months ended June 30, 2014 and 2013, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended June 30, 2014 and 2013, the Company amortized $16,754 and $14,823, respectively, as debt discount expense.

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

On June 17, 2010 the Company filed a Form S-8 registration statement with the SEC reserving 2,500,000 common shares for issuance under the Company’s 2010 Stock Option Plan. During the period from registration to December 31, 2012, the Company issued 897,000 shares to consultants as payment for services provided, and 1,600,000 options to employees. On November 21, 2012, the Company filed a second Form S-8 registration statement registering an additional 2,500,000 common shares for issuance under the Company’s 2010 Amended and Restated Stock Option Plan, and at June 30, 2014 has 2,083,000 registered shares available for future issuance

B)

SHARE ISSUANCES

Since inception (October 27, 2008) to June 30, 2014, the Company has issued the following shares:

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

(iv)

In addition, the Company has issued a total of 23,889,932 common stock shares with a value of $2,304,369 to (a) consultants for payment of services provided, (b) vendors for the purchase and payment of movie distribution systems including storage and distribution hardware, operating software, and rights to distribute two thousand movie titles, (c) creditors for settlement of outstanding debt, (d) a noteholder for conversion of certain notes payable and (e) accrued note interest as set out in the following table:

	Six months	Year	Period
	ended	ended	from
SUMMARY ISSUANCE OF COMMON STOCK	June 30,	December 31,	Inception
# Shares	2014	2013	Total
Payment of consultants			897,000
Purchase of assets			250,000
Conversion of notes	5,411,502	5,560,652	14,483,619
Settlement of debt			8,000,000
Payment of note interest	184,954	18,987	259,313
Total	5,596,456	5,579,639	23,889,932

	Six months	Year	Period
	ended	ended	ended
	June 30,	December 31,	Inception
Value of Shares	2014	2013	Total
Payment of consultants			$ 591,999
Purchase of assets			40,000
Conversion of notes	$ 78,625	$ 230,525	537,150
Settlement of debt			1,025,000
Payment of note interest	2,600	1,500	10,220
Total	$ 81,225	$ 232,025	$ 2,204,369

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the debt-holder confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debt-holder acknowledged that the securities being issued were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

5.

 NOTES PAYABLE

The Company has issued Convertible Notes (“Notes”), carrying interest rates of between 8% and 10% per annum, from three note-holders for terms ranging from 9 months to 12 months as set forth in the following table.

Year	Balance start of year	Original note proceeds	Original issue discount	Conversion	Repayments	Balance end of period
December 31, 2012	$ 55,000	$ 50,000	$ -	$ (55,000)		$ 50,000
December 31, 2013	$ 50,000	$ 325,955	$ 11,160	$ (228,725)		$ 158,390
June 30, 2014	$ 158,390			$ (98,625)		$ 59,765

The Notes are convertible into shares of Common Stock based on discounts of between 37.5% to 50% on the lowest closing stock prices in the month prior to the conversion. The Company recognized the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The amount added to the discount reserve and derivative liability was $0 and $44,068 during the three months ended June 30, 2014 and June 30, 2013, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended June 30, 2014, and June 30, 2013, the Company amortized $16,754 and $10,389, respectively, as debt discount expense. On a quarterly basis, the Company values the derivative liability to determine that the carrying value is in line with market value and, adjustments are made to the value of derivative liability as required.  The Company amortizes Original Issue Discount (OID) to interest expense on a straight line basis over the terms of the notes.

6.

INCOME TAXES

The Company has incurred operating losses of $3,783,473 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

June 30, 2014
Future income tax assets:
Net operating loss from October 27, 2008 (inception) to June 30, 2014)	$3,783,473
less timing differences
Consulting accruals	738,000
Management fee accruals	209,602
Interest accruals	25,541
Adjusted operating loss	2,810,329.61

Statutory tax rate (combined federal and state)	38.0%
Non-capital tax loss	1,069,010
Valuation allowance	(1,069,010)
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

One of the Company shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box (“STB”) designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through June 30, 2014 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as of June 30, 2014. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment was authorized for the Company by Mr. Danny Mabey, a former board director with no interest in Numerity.

This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of the Company  shareholders, directors and officers, and provides contract executive, administration,  business, and product development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently,  as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead had Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively, and necessarily for the benefit of the Company.  Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. As at December 31, 2013, the Company negotiated with Numerity on the cost and value of the services provided under this Service Agreement and Numerity agreed to waive its charge for the quarter ended December 31, 2013, credit back the Company for the cost of its billing for the quarter ended September 30, 2013, and reduce future billings to recover only the actual out of pocket expenses incurred by Numerity in the provision of its services. No amounts were billed in the six months ended June 30, 2014. The balance of billings payable to Numerity is included as notes payable to related party in the June 30, 2014 financial statements. The various amendments were approved by the Board of Directors, including Mr. Danny Mabey, a former member of the Board of Directors with no interest in Numerity.

In the three months ended June 30, 2014 and 2013, the Company accrued $0 and $120,000, respectively for services provided by Numerity Corporation. During the three months ended June 30, 2014 and 2013, the Company made cash payments, net of receipts to Numerity Corporation of ($6,352) and $79,000, respectively. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, the Company  obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

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

None to report.

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

Such risks include, among others, the following: our ability to continue financing our operations either through debt or equity offerings, international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; material costs and availability; new product development and introduction; maintaining nominal operations; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this filing.

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

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to In Media Corporation, unless the context requires otherwise.

Background

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”).    Effective February 3, 2010, we changed our name to IN Media Corporation. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media,  and IN Media was merged into Tres Estrellas.  Upon consummation of the merger, we adopted the business plan of IN Media.  Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through June 30, 2014. Our fiscal year end is December 31.

Business

With our registered office in Reno, Nevada, and principal executive office in Los Altos, CA, we are a development stage company positioned to exploit the emerging market for Internet Protocol Television (“IPTV”) services for cable, satellite, internet, telephony and mobile markets.  IPTV delivers video content from public domain and premium content sources over the internet to consumer display devices ranging from large screen TVs in the home, to mobile display devices such as the I-Phone or I-Pad. Our goal is to become a provider of IPTV implementation systems through the design and delivery of a combination of hardware, software, manufacturing and content services at competitive prices. Our systems may be offered to communications providers such as cable or satellite channels, governmental organizations, content owners such as publishers, movie and video game owners, and other premium content providers, or distributors and re-sellers who support such channels to either complete their proprietary offerings or provide an all-in-one solution.

Trends and market opportunities

•

In recent years the opportunity for IPTV has been fuelled by various factors including, but not limited to improvements in broadband technology and infrastructure, and consequent reduced cost

•

Growth of mass market adoption of broadband access including mobile applications

•

Consumer expectations and pressure for video on demand rather than general broadcast distribution which has become increasingly expensive and generally poor quality content

•

Fragmentation and specialization of content ownership encouraging content owners to make their content available by subscription, advertising sponsorship, or as a message delivery medium

These trends have taken place in the North American market, but even more so in developing countries around the world. We have focussed our efforts on developing business opportunities in Asia and the developing world including China, India, Hong Kong, Taiwan, Malaysia, and the Phillipines. Through the third quarter, 2013, Numerity, through Nitin Karnik, conducted a six week tour covering prime markets in the Asia region, building relationships with prospective distribution channels, demonstrating our products and evaluating the current state of demand for our products. We are hopeful this will lead to some trial orders. During the course of these events we identified an opportunity to provide our tablet STB product as a relativly low-cost digital textbook in developing markets where traditional schools and textbook  curricula have not been widely established. We are currently investigating ways to make the product more childproof and develop this opportunity in a way that may attract government support and help to ease the funding problem.

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

InMedia’s 10 inch tablet weighs in at just over a pound. In addition to all the features of the 7 inch tablet it includes quad-Core capabilities, Android 4.2 and triband WCDMA 3G.

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

 Development Stage Operations

To date, we have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books. By adopting this approach, we have managed to develop, test, and bring to market three distinct product offerings in the highly competitive global market for IP TV at a significantly lower cost than if we had carried out these activities in-house. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, directors and officers, and provides contract executive, administration and business development services (the “Service Agreement”) to us. Initially, the Service Agreement provided for management service fees of $40,000 per month, but subsequently, on as of January 1, 2011 our company and Numerity agreed to discontinue contract service charges, and instead have Numerity bill us for the actual cost of any goods or services provided wholly, exclusively and necessarily for our benefit. Effective September 1, 2012, in an effort to promote new business development efforts, we agreed to further amend the Service Agreement such that we again pay $40,000 per calendar month in service fees to Numerity. The amendments were approved by the Board of Directors, including Mr. Danny Mabey, a former member of the Board of Directors with no interest in Numerity.

Additionally, in November 2008, we licensed our engineering technology, IP, and set top box designs (the “Licensing and Maintenance Agreement”) from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was additionally approved by the Board of Directors, including Mr. Danny Mabey, a former member of the Board of Directors with no interest in Numerity.

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

Although our competitors have strong brands and significant engineering and marketing budgets we believe that we will have an opportunity to compete because we have outsourced our manufacturing and distribution function in China to local partners who understand and operate in the Asian market where our cost is low and the power of established US brands may not be so powerful. Since we already have a fully functional product offering and have established local distribution we believe our market offering in Asia is fully competitive with solutions from our competitors, specifically since we have both tangible (movie content) and intangible assets (investment in product designs) in which to continue to develop our business plan. We also have consultants engaged indirectly through Numerity to ensure that our products are updated, maintained, and positioned to meet current demands, and we continue to seek out and develop new channels that are informed and motivated to sell our products.

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

We also introduced a 6 inch phone which combines the functionality of a tablet.  This is a part of new emerging sector for "Phablets" meaning phones and tablets in one device. Such a device eliminates the necessity to have a mobile phone and a Tablet PC or sometimes a cell phone and e-Book reader provided by Amazon or Barnes and Noble. We believe that such a product will be better received by the Telecom sector and hope but cannot guarantee, that we will roll out the phones during 2014 for USA and other markets via Mobile operators and Telecom operators.

Results of Operations

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $3,783,473 in expenses since inception through June 30, 2014.  Although we have received interest in our hardware products from time to time, as  a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill potential orders. We will not be able to fulfill or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure up to $500,000 in financing to secure the first delivery on any orders that we may book. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, video libraries, and an established international distribution channel for our products.

Operations for the three months ended June 30, 2014

We incurred $6,846 and $170,085  in general administrative expenses for the three months ended June 30, 2014 and 2013, respectively.  These costs consisted of general, administration, and business development expenses by Numerity, and professional fees associated with our financial reports and SEC filings.  The decrease reflects negotiated changes in the way Numerity bills us for services provided since June 30, 2013 and reduced services from consultants.

We did not incur any development expenses in the three months ended June 30, 2014, since our products are now developed and we are directing our limited cash resources to business development and reporting compliance.  We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which we committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended and terms amended. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $28,010 and $28,348 for the three months ended June 30, 2014 and 2013, respectively.

The following table provides selected financial data about our company as at June 30, 2014.

                 Balance Sheet Data:

                 Cash

$         667

                 Total assets

$        40,667

                 Total liabilities

$   1,057,276

                 Shareholders' equity (deficit)

$  (1,016,,609)

Liquidity and Capital Resources

Our cash balance at June 30, 2014 was $677. During the six months ended June 30, 2014, our cash balance decreased by $122.  Our operating activities in the period consumed $6,729 offset by advances of $6,851 provided from a related party to fund cash flow requirements.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except that to reduce operating expenses,  Mr. Karnick terminated Mr Simon Westbrook’s role as Chief Financial Officer and Principal Accounting Officer of the Company in April 2014 and assumed these responsibilities himself.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits.

Exhibit Number

Amended and Restated Articles of Incorporation	3.1**

Amended and Restated Bylaws	3.2**

Numerity licensing and maintenance agreement	10.1**

Numerity licensing and maintenance agreement 1st amendment	10.2**

Numerity service agreement	10.3**

Numerity service agreement 1st amendment	10.4**

Numerity service agreement 2nd amendment	10.5**

IN TV independent sales representation agreement	10.6**

Numerity license to use office agreement	10.7**

Numerity revolving credit agreement	10.8**

Numerity video library license agreement	10.9**

Numerity consulting agreement 3nd amendment	10.10***

Numerity consulting agreement amended	10.11****

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

Letter Agreement between Numerity Corporation and IN Media Corporation confirming rights for IN Media to use Numerity’s video library without charge	99.1*

Letter Agreement between Numerity Corporation and IN Media Corporation confirming Numerity’s commitment, without charge, to extend credit for a period of one year and one day, subject to notice	99.2*

* Incorporated by reference to Form 10-Q for June 30, 2011

** Incorporated by reference to Form 10K/A for December 31, 2010

*** Incorporated by reference to Form 10Q for September 30, 2012

**** Incorporated by reference to Form 10Q/A for March 31, 2014

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IN Media Corporation (Registrant)

/s/ Nitin Karnik

Date: August 14, 2014

Nitin Karnik
President, Chief Executive Officer, Chief Financial Officer

& Principal Accounting Officer and Director