Form 10-Q
period 2014-09-30
IN Media Corp
filed 2014-11-12
CIK 1399488

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period for September 30, 2014

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission File Number 000–54359

IN Media Corporation
(Exact name of Registrant as specified in its charter)

Nevada	20–8644177
(State of Incorporation)	(IRS Employer ID Number)

829 Folsom Street, #716, San Francisco, CA 94107
(Address of Principal Executive Offices)

Phone: (408) 786–5489
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non–accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes      . No  X .

As of September 30, 2014, the registrant had 68,889,932 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes      . No  X .

In Media Corporation

INDEX TO FORM 10–Q FILING

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

PART 1

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

IN MEDIA CORPORATION

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IN Media Corporation

I have reviewed the condensed balance sheets of IN Media Corporation (A Development Stage Company) as of September 30, 2014, and the related condensed statements of operations for the three months and nine months ended September 30, 2014 and 2013 and for the period from October 27, 2008 (inception) to September 30, 2014, and condensed statements of cash flows for the three months and nine months ended September 30, 2014 and 2013 and for the period from October 27, 2008 (inception) to September 30, 2014. These financial statements are the responsibility of the company’s management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of IN Media Corporation (A Development Stage Company) as of December 31, 2013, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated April 15, 2014, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2014, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Seattle, Washington

November 11, 2014

In Media Corporation

(A Development Stage Company)

Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$128	$545
	128	545

Movie distribution systems	40,000	40,000

Total Assets	$40,128	$40,545

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$–	$712,121
Accrued interest	–	18,331
Advances and deposits	–	–
Derivative liability on convertible notes	–	16,972
Convertible note, principal amount	–	158,390
less discount	–	(58,882)
Notes payable, net	–	99,508

Total Current Liabilities	–	846,932

Long term liabilities
Long term accounts payable to related party	–	202,751

Stockholders' Equity
Common stock – 75,000,000 shares authorized at $0.001 par value;68,889,932 and 63,293,476 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	68,890	63,293
Additional paid-in capital	2,697,974	2,581,616
Deficit accumulated during the development stage	(2,726,736)	(3,654,047)

Total Stockholders' Equity	40,128	(1,009,138)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,128	$40,545

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended	Inception October 27, 2008 Through
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

EXPENSES
General & administrative	$1,062,111	$(175,298)	$984,124	$(518,639)	(3,033,107)
Development expenses	–	–	–	–	642,250
Interest and debt interest expense	(11,945)	(53,535)	(56,813)	(105,889)	(382,822)
Revaluation of derivative liability	–	37,197	–	46,943	46,943

NET INCOME (LOSS)	$1,050,166	$(191,636)	$927,311	$(577,585)	(2,726,736)

Basic income (loss) per share *	$0.02	$(0.00)	$0.01	$(0.01)
Weighted average number of basic common shares outstanding	68,889,932	58,981,868	67,006,843	57,918,463

* The fully-diluted loss per share is not presented since the result would be anti-dilutive.

The accompanying footnotes notes are an integral part of these financial statements.

In Media Corporation

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine months ended	Nine months ended	Inception October 27, 2008 Through
	September 30, 2014	September 30, 2013	September 30, 2014

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$927,311	$(577,585)	$(2,726,736)
Adjustments to reconcile net income to net cash used in operating activities
Accrual of note interest	$–	$14,952	$–
Stock issued for interest	$–	$1,500	$–
Stock issued for services in lieu of cash	–	–	591,999
Stock issued to creditors to settle debts	–	–	1,025,000
Settlement of note obligations by related party	159,094	–	209,270
Waiver of accounts payable and long-term payable to related party	(1,086,822)	–	–
Non cash stock compensation expense	–		80,944
Discount on convertible notes, net of amortization	–	(55,834)	–
Extinguishment of derivative liability on convertible notes, net	–	50,202	–

Increase (decrease) in operating liabilities
Accounts payable	–	88,247	–

Total cash provided by (used in) operating activities	$(417)	$(478,518)	$(819,523)

CASH FLOW FROM INVESTING ACTIVITIES

Total cash provided by (used in) investing activities	$–	$–	$–

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	$–	$–	$290,000
Net proceeds from sale of convertible notes	–	267,875	529,651
Advances from related party, net	–	216,750	–

Total cash provided by (used in) financing activities	$–	$484,625	$819,651

Net increase (decrease) in cash	(417)	6,107	128

Cash at beginning of period	545	950	–

Cash at end of period	$128	$7,057	$128

Supplemental Cash Flow Information:
Interest Paid	–	–	–
Taxes Paid	$800	$800	$4,800

The accompanying footnotes are an integral part of these financial statements.

IN MEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS

ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

1.

ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”). Effective February 3, 2010, we changed our name to IN Media Corporation. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media, and IN Media was merged into Tres Estrellas. For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer. Upon consummation of the merger, the Company adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through September 30, 2014. The Company's fiscal year end is December 31.

2.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2014, the Company had accumulated a loss from operations of $2.7 million and has earned no revenues since inception. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, and extended credit from suppliers and related parties, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

Historically we have focused our efforts on developing business opportunities in China and India although we have not actually fulfilled any orders or shipped any of our products as of September 30, 2014. Our ability to fulfill sales orders is directly linked to our lack of financial resources and inability to secure credit terms from our sub-contract manufacturers and component suppliers, and despite our best efforts to raise working capital through debt and equity transactions, extended supplier credit, and customer advances, we have not yet managed to solve these problems, and prospective orders have lapsed before they can be fulfilled. We have recently begun exploring opportunities to supply bundled solutions, including handheld or tablet devices and educational software into developing overseas markets, and although we cannot guarantee progress, we hope to move beyond our development stage into an operational stage during fiscal 2015. The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to purchase the inventory required to fulfill current purchase order commitments, to make on-account payments to vendors, and to service our current debt obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September 2014, a related party, Numerity Corporation, came to an arrangement on behalf of the Company with all outstanding noteholders, vendors and other related parties in which it agreed to settle all balances and accrued interest then outstanding and assume the respective debts. Numerity subsequently agreed to waive its entitlement to be paid a total or $1,086,822 then due to Numerity. As a result of these transactions, the Company has no liabilities as at September 30, 2014.

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

D)

FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.

Observable inputs such as quoted prices in active markets;

Level 2.

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.

Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

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

G)

STOCK-BASED COMPENSATION

ASC 718 "Compensation – Stock Compensation" codified SFAS No. 123 and prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, and may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity – Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

H)

DERIVATIVE INSTRUMENTS

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $32,474 during the three months ended September 30, 2014 and 2013, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended September 30, 2014 and 2013, the Company amortized $6,570 and $32,505, respectively, as debt discount expense.

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

On June 17, 2010 the Company filed a Form S-8 registration statement with the SEC reserving 2,500,000 common shares for issuance under the Company’s 2010 Stock Option Plan. During the period from registration to December 31, 2012, the Company issued 897,000 shares to consultants as payment for services provided, and 1,600,000 options to employees and consultants. On November 21, 2012, the Company filed a second Form S-8 registration statement registering an additional 2,500,000 common shares for issuance under the Company’s 2010 Amended and Restated Stock Option Plan, and at September 30, 2014 has 2,083,000 registered shares available for future issuance

B)

SHARE ISSUANCES

Since inception (October 27, 2008) to September 30, 2014, the Company has issued the following shares:

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

	Nine months	Year	Period
	ended	ended	from
SUMMARY ISSUANCE OF COMMON STOCK	September 30,	December 31,	Inception
# Shares	2014	2013	Total
Payment of consultants	–	–	897,000
Purchase of assets	–	–	250,000
Conversion of notes	5,411,502	5,560,652	14,483,619
Settlement of debt	–	–	8,000,000
Payment of note interest	184,954	18,987	259,313
Total	5,596,456	5,579,639	23,889,932

	Nine months	Year	Period
	ended	ended	ended
	September 30,	December 31,	Inception
Value of Shares	2014	2013	Total
Payment of consultants	$–	$–	$591,999
Purchase of assets	$–	$–	$40,000
Conversion of notes	$78,625	$230,525	$537,150
Settlement of debt	$–	$–	$1,025,000
Payment of note interest	$2,600	$1,500	$10,220
Total	$81,225	$232,025	$2,204,369

(v)

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

5.

NOTES PAYABLE

The Company has issued Convertible Notes (“Notes”), carrying interest rates of between 8% and 10% per annum, from three note–holders for terms ranging from 9 months to 12 months as set forth in the following table.

Year	Balance start of year		Original note proceeds		Original issue discount	Conversion	Repayments	Balance end of period
December 31, 2012	$55,000		$50,000		$–	$(55,000)	−	$50,000
December 31, 2013	$50,000		$325,955		$11,160	$(228,725)	−	$158,390
September 30, 2014	$158,390	$	−	$	−	$(158,390)	−	$–

The Notes are convertible into shares of Common Stock based on discounts of between 37.5% to 50% on the lowest closing stock prices in the month prior to the conversion. The Company recognized the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The amount added to the discount reserve and derivative liability was $0 and $32,474 during the three months ended September 30, 2014 and September 30, 2013, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the three months ended September 30, 2014, and September 30, 2013, the Company amortized $6,574 and $32,505, respectively, as debt discount expense. On a quarterly basis, the Company values the derivative liability to determine that the carrying value is in line with market value and, adjustments are made to the value of derivative liability as required. The Company amortizes Original Issue Discount (OID) to interest expense on a straight line basis over the terms of the notes.

In September 2014, a related party, Numerity Corporation, came to an arrangement on behalf of the Company with all outstanding noteholders in which it agreed to settle all note balances and accrued interest then outstanding. The note balances, related debt discounts and amortization, and derivative liabilities were all extinguished in the Company’s books, and the long-term accounts payable to related party was increased by a net amount of $158,390 reflecting this transaction.

6.

INCOME TAXES

The Company has incurred operating losses of $3,813,558 which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

September 30, 2014
Future income tax assets:
Net operating loss from October 27, 2008 (inception) to September 30, 2014)	$2,726,736
less timing differences
Consulting accruals	–
Management fee accruals	–

Adjusted operating loss	2,726,736.00

Statutory tax rate (combined federal and state)	39.6%
Non–capital tax loss	1,079,890
Valuation allowance	(1,079,890)
$–

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

One of the Company shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation from whom we have licensed our engineering technology, IP and set top box (“STB”) designs, and to whom we are committed to pay royalties of $50 per STB after the first 100,000 units have been shipped, and $20 per STB after 200,000 units have been shipped. No royalty payments have been made through June 30, 2014 since no STBs have been shipped as at that date. In addition, the Company committed to pay $415,000 per annum to Numerity Corporation in respect of a maintenance agreement on the licensed software, but has not made any such payments to Numerity as of September 30, 2014. On July 1, 2010, the Company and Numerity agreed to amend that licensing agreement to provide a deferral of maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment was authorized for the Company by Mr. Danny Mabey, a former board director with no interest in Numerity.

This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of the Company shareholders, directors and officers, and provides contract executive, administration, business, and product development services (the “Service Agreement”) to the Company. Initially, the Service Agreement provided for contract service fees of $40,000 per month, but subsequently, as of January 1, 2011, the Company and Numerity agreed to discontinue contract service charges, and instead had Numerity bill the Company for the actual cost of any goods or services provided wholly, exclusively, and necessarily for the benefit of the Company. Starting September 2012, Numerity resumed billing the Company for its management services at the rate of $40,000 per month. As at December 31, 2013, the Company negotiated with Numerity on the cost and value of the services provided under this Service Agreement and Numerity agreed to waive its charge for the quarter ended December 31, 2013, credit back the Company for the cost of its billing for the quarter ended September 30, 2013, and reduce future billings to recover only the actual out of pocket expenses incurred by Numerity in the provision of its services. No amounts were billed in the nine months ended September 30, 2014. The balance of billings payable to Numerity is included as notes payable to related party in the June 30, 2014 financial statements. The various amendments were approved by the Board of Directors, including Mr. Danny Mabey, a former member of the Board of Directors with no interest in Numerity.

In the three months ended September 30, 2014 and 2013, the Company accrued $0 and $120,000, respectively for services provided by Numerity Corporation. During the three months ended September 30, 2014 and 2013, the Company made cash payments, net of receipts to Numerity Corporation of ($2,100) and $51,900, respectively. In order to regularize a de facto extended credit arrangement between IN Media and Numerity Corporation, the Company obtained a formal agreement from Numerity Corporation, effective as of December 31, 2010, agreeing to interest-free, revolving credit terms of one year and one day on all amounts due to Numerity. This extended credit can be terminated at any time subject to either party giving notice to the other, and subject to repayment of the balance being made one year and one day after receipt of notice.

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

In September 2014, a related party, Numerity Corporation, came to an arrangement on behalf of the Company with all outstanding noteholders, vendors and other related parties in which it agreed to settle all balances and accrued interest then outstanding and assume the respective debts. Numerity subsequently agreed to waive its entitlement to be paid a total or $1,086,822 then due to Numerity. As a result of these transactions, the Company has no liabilities as at September 30, 2014.

9.

MOVIE DISTRIBUTION SYSTEMS

On March 31, 2011, the Company purchased the rights to a library of movie titles together with the data storage systems on which the movies are stored. The Company intends to package selections from this library as content, to be bundled with sales of IPTV hardware. The Company reviews the library on a quarterly basis for impairment of asset value, and has determined that the value is no less than the price paid.

10.

SUBSEQUENT EVENTS

On October 21, 2014, Fred Wilson resigned as a member of the Board of Directors. On October 22, 2014, Nitin Karnik resigned as an executive officer and as a member of the Board of Directors.

On October 21, 2014, Howard J. Hayes and Michael Harper were appointed to serve as members of the Board of Directors to serve until the next annual meeting, their earlier resignation or death. Their biographies are as follows:

Howard J. Hayes. Mr. Hayes, since May 2012, has been the President and Chief Executive Officer of Hip Appeal, Inc., a California Corporation. Hip Appeal is in the business of Manufacturing, Designing, Selling, Promoting and the Marketing of a women’s apparel line; mainly consisting of a Hip Wrap Fanny Packs, Bikinis, Hats, Clothing and Apparel and Hip Wrap Pool Wraps all with hidden pockets. In addition, since July 2006 has been the founder and Chief Operating Officer of White Brilliance, Inc., an entity that markets a home professional teeth whitening device. Mr. Hayes is also an executive with Go Light Med Systems, LLC. Prior to 2007, Mr. Hayes was a Senior Loan Officer with The Sterling Group financial Group and Equity Plus financial. Mr. Hayes earned a San Diego State Bachelor of Science degree at San Diego State University-California State University.

Michael Harper. Mr. Harper is the Chief Operating Officer of Hip Appeal, Inc., a California Corporation since September 2012. Hip Appeal is in the business of Manufacturing, Designing, Selling, Promoting and the Marketing of a women’s apparel line; mainly consisting of a Hip Wrap Fanny Packs, Bikinis, Hats, Clothing and Apparel and Hip Wrap Pool Wraps all with hidden pockets. From 2009 to 2012 Mr. Harper was a sales consultant for Load Spring Solutions.

On October 28, 2014, the Company filed a Form 8K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that the Company will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes for 100 percent of the outstanding shares of Hip Appeal. These shares shall not be issued until and unless the shareholders of the corporation approve increasing the authorized shares of the corporation sufficiently to allow for such issuance.

The review was performed through the date that the financial statements were available to be issued on November 11, 2014, and there were no other subsequent event items requiring disclosure.

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

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to In Media Corporation, unless the context requires otherwise.

Background

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”). Effective February 3, 2010, we changed our name to IN Media Corporation. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media, and IN Media was merged into Tres Estrellas. Upon consummation of the merger, we adopted the business plan of IN Media. Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through September 30, 2014. Our fiscal year end is December 31.

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

Tablet PC: Our new InMedia 7 inch tablet is an interactive pocket library that opens the door of opportunity making it easy for students to enter into a creative learning, knowledge based environment. Designed to peak curiosity, and build confidence the InMedia tablets offer an impressive value proposition. Our 7 inch unit is a 8 oz, 5 point touch-screen tablet with dual core, HD, 1GB RAM and has up to 32GB storage capacity. It has a six hour continuous run time, and both front and rear cameras. It plays all major video, audio, galleries and E-book formats. It supports standard browsers and email capabilities. Additionally, it is a phone with built-in 3G, dual sim cards and Bluetooth.

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

Through the third quarter, 2013, Numerity, through Nitin Karnik, conducted a six week tour covering target markets in India, China, Indonesia and Malaysia, building relationships with prospective distribution channels, and evaluating the current state of demand for our products. We recognize that in spite of our best efforts, we have not been successful in generating sales revenue to date, and as a result of feedback gained on the recent trip, and from trade channels we have concluded: (i) the market is maturing in terms of availability, awareness and commoditization of price, and (ii) IPTV is deployed primarily for entertainment purposes in which the same content is generally available from the same sources around the world; thereby leaving little room for product differentiation, other than price and brand name. As a result of our recent business activities we are carrying out a management review to see if we can reposition some of our existing products into the education market in developing countries of the world where our low-cost, hand-held devices could become the electronic textbook of the future, eliminating heavy and expensive textbooks, and providing children with a flexible and programmable learning aid. We are also taking steps to reduce our operating expenses and in April 2014, we replaced Mr. Westbrook, our Chief Financial Officer by Mr. Karnik, who is now our Chief Financial Officer.

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

We also introduced a 6 inch phone which combines the functionality of a tablet. This is a part of new emerging sector for "Phablets" meaning phones and tablets in one device. Such a device eliminates the necessity to have a mobile phone and a Tablet PC or sometimes a cell phone and e-Book reader provided by Amazon or Barnes and Noble. We believe that such a product will be better received by the Telecom sector and hope but cannot guarantee, that we will roll out the phones during 2015 for USA and other markets via Mobile operators and Telecom operators.

Results of Operations

We are a development stage company and have been focused to date on developing and refining our product hardware and operating platform to reflect market feedback, and build our distribution channels and relationships, however we have not yet generated any revenues while we have incurred $2,726,736 in expenses since inception through September 30, 2014. Although we have received interest in our hardware products from time to time, as a result of our lack of financial resources and inability to secure credit terms from our sub-contract manufacturer we have not yet managed to solve the problems of financing production of the inventory that we need to fulfill potential orders. We will not be able to fulfill or accept other orders until we can establish additional funding to open letters of credit, or place security deposits with our contract manufacturer, and we are currently exploring all financing options. We estimate that we may need to procure up to $500,000 in financing to secure the first delivery on any orders that we may book. While we have only limited tangible assets as collateral to support debt financing, we believe we have significant intangible value, including the licensed IP rights to our fully operational IPTV products and systems, video libraries, and an established international distribution channel for our products.

Operations for the three months ended September 30, 2014

We incurred $($1,062,111) and $175,298 in general administrative expenses for the three months ended September 30, 2014 and 2013, respectively. These costs consisted of general, administration, and business development expenses by Numerity, and professional fees associated with our financial reports and SEC filings amounting to $24,711 for the three months ended September 30, 2014, and $175,298 for the three months ended September 30, 2013. For the three months ended September 30, 2014, the expense was offset by a credit of $1,086,822 representing a negotiated release of certain of the Company’s debts to directors, officers, consultants and vendors.

We did not incur any development expenses in the three months ended September 30, 2014, since our products are now developed and we are directing our limited cash resources to business development and reporting compliance. We entered into a Licensing and Maintenance Agreement with Numerity Corporation in which we committed to pay $415,000 per year in maintenance fees, and intended to amortize the cost over a twelve month period. At various times, as expectations of first commercial shipments were delayed, the maintenance period was extended and terms amended. The amended License and Maintenance Agreement now provides that maintenance charges will be waived until three months after first commercial shipment of licensed IPTV product.

Interest and debt discount expense amounted to $11,945 and $53,535 for the three months ended September 30, 2014 and 2013, respectively.

The following table provides selected financial data about our company as at September 30, 2014.

Balance Sheet Data:
Cash	$128
Total assets	$40,128
Total liabilities	$–
Shareholders' equity (deficit)	$40,128

Liquidity and Capital Resources

Our cash balance at September 30, 2014 was $127. During the nine months ended September 30, 2014, our cash balance decreased by $417. Additionally notes were reduced by$159, 094, and accounts payable to third parties and a related party were reduced by $1,086,822 following receipt of release of liability agreements from those respective parties.

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

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issued any shares of common stock during the three months ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form, except that Howard Hayes has been appointed as our Chief Executive Officer and our Chief Financial Officer (Principal Accounting Officer, effective October 21, 2014).

ITEM 6. EXHIBITS.

Exhibit Number
3.1**	Amended and Restated Articles of Incorporation
3.2**	Amended and Restated Bylaws
10.1**	Numerity licensing and maintenance agreement
10.2**	Numerity licensing and maintenance agreement 1st amendment
10.3**	Numerity service agreement
10.4**	Numerity service agreement 1st amendment
10.5**	Numerity service agreement 2nd amendment
10.6**	IN TV independent sales representation agreement
10.7**	Numerity license to use office agreement
10.8**	Numerity revolving credit agreement
10.9**	Numerity video library license agreement
10.10***	Numerity consulting agreement 3nd amendment
10.11****	Numerity consulting agreement amended
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002
99.1*	Letter Agreement between Numerity Corporation and IN Media Corporation confirming rights for IN Media to use Numerity’s video library without charge
99.2*	Letter Agreement between Numerity Corporation and IN Media Corporation confirming Numerity’s commitment, without charge, to extend credit for a period of one year and one day, subject to notice

* Incorporated by reference to Form 10–Q for June 30, 2011

** Incorporated by reference to Form 10K/A for December 31, 2010

*** Incorporated by reference to Form 10Q for September 30, 2012

**** Incorporated by reference to Form 10Q/A for March 31, 2014

***** Incorporated by reference to Form 10Q/A for June 30, 2014

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IN Media Corporation (Registrant)

/s/ Howard Hayes

Date: November 12, 2014

Howard Hayes

President, Chief Executive Officer, Chief Financial Officer

& Principal Accounting Officer and Director