Form 10-Q/A
period 2014-09-30
IN Media Corp
filed 2014-11-14
CIK 1399488

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

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

EXPLANATORY NOTE:

This Amended Quarterly Report on Form 10-Q is being filed for the purpose of deleting the Auditor’s Report, dated November 11, 2014, as it is not required in a quarterly report, and furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Date: November 14, 2014

Howard Hayes

President, Chief Executive Officer, Chief Financial Officer

& Principal Accounting Officer and Director