Form 10-K
period 2014-12-31
IN Media Corp
filed 2015-03-31
CIK 1399488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number 000-54359

IN Media Corporation

(Exact name of Registrant as specified in its charter)

Nevada	1711	20-8644177
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employee Identification No.)

5872 Owens Avenue, #200, Carlsbad, CA 92008	888-368-9696
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

5872 Owens Avenue, #200, Carlsbad, CA 92008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X

On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, 38,859,540  shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $777,191 based on the last sale price of $0.02 per share of the Common Stock on that date.  For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2015, the registrant had 68,889,932 shares of common stock, par value $.001, issued and outstanding.

Documents Incorporated by Reference:  None

IN MEDIA CORPORATION

 Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to the terms “Company” "we", "us", "our" and "our company" refer to IN Media Corporation.

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

Part I

Item 1.  Business

Background

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”).    Effective February 3, 2010, we changed our name to IN Media Corporation. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media,  and IN Media was merged into Tres Estrellas.  Upon consummation of the merger, we adopted the business plan of IN Media.  Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2014.

Our fiscal year end is December 31.

Business

With our registered office in Reno, Nevada, and principal executive office in Los Altos, CA, we were a development stage company positioned to exploit the emerging market for Internet Protocol Television (“IPTV”) services for cable, satellite, internet, telephony and mobile markets.  IPTV delivers video content from public domain and premium content sources over the internet to consumer display devices ranging from large screen TVs in the home, to mobile display devices such as the I-Phone or I-Pad. Our goal was to become a provider of IPTV implementation systems through the design and delivery of a combination of hardware, software, manufacturing and content services at competitive prices. We offeed our customers fully integrated plug-and-play solutions comprising hardware devices, operating software, and access to a library of video content. We were  offering a choice of three hardware devices, IPTV Set Top Box(IPSTB),  Tablet PC ,  and Premium Video content:

Previously,  we  planned to build our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, former director and CEO, and provided contract executive, administration and business development services (the “Service Agreement”) to us on terms approved by the Board of Directors.  Numerity billed us for the actual cost of any goods or services requested by us and provided wholly, exclusively and necessarily for our benefit.

Additionally, in November 2008, we licensed our engineering technology, IP, and set top box designs (the “Licensing and Maintenance Agreement”) from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we had appointed to represent us in developing our business in China.

During the third quarter, 2013, Numerity, through Nitin Karnik, conducted a six week tour covering target markets in India, China, Indonesia and Malaysia, building relationships with prospective distribution channels, and evaluating the current state of demand for our products. We recognize that in spite of our best efforts, we have not been successful in generating sales revenue to date, and as a result of feedback gained on that trip, and from trade channels we concluded that the business plan was not viable and, in the fourth quarter of 2014, we abandoned the business plan. On October 22, 2014 Mr. Karnik resigned as Chief Executive Officer, Chief Financial Officer and director and was replaced in these capacities by Mr. Howard J. Hayes.  On October 21, 2014 Mr. Fred Wilson retired as a director and was replaced by Mr. Michael Harper.

During the fourth quarter ended December 31, 2014, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

Other than as set out herein, we have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

Hip Appeal Inc

On October 28, 2014, the Company filed a Form 8-K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that the Company will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes, our director and CEO, for 100 percent of the outstanding shares of Hip Appeal. This transaction will not close until the closing condition, requiring the shareholders of the Company  to approve increasing the authorized shares of the Company sufficiently to, at the least,  allow for such issuance.

Hip Appeal Inc. located in Carlsbad, California, created and sells a practical, but modernly fashionable, more Hip more Appealing version of the fanny pack that is comfortable, stylish and yet not embarrassing to those who wear it for support, storage and security.

THERE CAN BE NO ASSURANCES THAT NEGOTIATIONS WITH ANY PROSPECTIVE BUSINESS, INCLUDING BUT NOT LIMITED TO THE ENTITIES DISCUSSED ABOVE, WILL RESULT IN A MERGER WITH OUR COMPANY OR THAT SUCH MERGER WILL RESULT IN PROFITABILITY.

Employees

We have no employees and previously outsourced our requirements through Numerity.

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

RISK FACTORS

The risk factors required pursuant to Regulation S-K, Item 503(c) are not required for smaller reporting companies. Accordingly, the Company has determined to provide particular risk factors at this time. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Regarding Forward Looking Statements.”

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS OF OUR BUSINESS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

MINIMAL OPERATING HISTORY AND NO REVENUE MEANS THAT IT IS DIFFICULT TO DETERMINE WHEN, IF AT ALL, WE WILL EVER BE PROFITABLE, AND PROVIDE A RETURN TO INVESTORS.

We have had a minimal operating history and have subsequently generated no revenues or earnings from operations.  We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues.  This will result in us incurring a net operating loss which will increase continuously until we can generate sufficient revenue.  There is no assurance that we can generate or sustain profitable operations.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements.  The report states that we had accumulated a loss from operations of $3.9 million and have earned no revenues since inception, and our current assets are only $100. If we are unable to obtain sufficient financing in the near term or achieve profitability through merger with an operating entity, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

WE ARE A "SHELL" COMPANY AND OUR SHARES WILL BE SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed to be  a "shell company" as defined in Rule 12b-2 of  the Securities Exchange Act of 1934.   Accordingly, until we are no longer a "shell company, and we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for  the resale of  their shares of common stock.  Preclusion from any prospective  investor using the exemptions provided by Rule 144 may be more difficult for  us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future  prospectus.

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

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Howard Hayes, the Company’s Chief Executive Officer. The loss of the services of Howard Hayes for any reason may have a material adverse effect on our business and prospects. We cannot assure you that his services will continue to be available to us, or that we will be able to find a suitable replacement if required. We do not carry key man life insurance for any key personnel.

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

WE HAVE ISSUED AND IN FUTURE MAY ISSUE CONVERTIBLE NOTES WHICH COME DUE FOR CONVERSION OR REPAYMENT BASED ON A VARIABLE AVERAGE SHARE PRICE AT THAT TIME, AND SHAREHOLDERS MAY SUFFER SIGNIFICANT DILUTION IF OUR STOCK PRICE IS THEN LOW.

The Company has issued convertible notes with maturity dates of nine to twelve months carrying interest of between 8% and 10% pa. These notes could be converted into common stock after six to nine months from the issuance date based on discounts of between 42.5% to 50% of the lowest closing bid price over the days preceding the conversion date.  We have at times experienced considerable volatility in our share price and if the share price falls in advance of a note conversion date, investors could suffer significant dilution when the notes are converted into shares of common stock.  Although we currently have no such notes outstanding, we may in future resort to such financing to fund our expenses, and shareholders will suffer resulting dilution.

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

Item 2.  Properties

Our principal executive office address is 5872 Owens Street, #200, Carlsbad, CA 92008.  Effective December 31, 2010, we entered into an agreement with Numerity Corporation under which they agreed to allow us, without charge, to share their office space for the duration of their current lease.

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

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our Common stock is currently traded on the OTC Markets (OTCQB) under the symbol "IMDC".  The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Markets , without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the last two years.

Year	Quarter	High	Low
2013	First	$ 0.28	$ 0.13
2013	Second	$ 0.21	$ 0.12
2013	Third	$ 0.21	$ 0.10
2013	Fourth	$ 0.13	$ 0.02
2014	First	$ 0.09	$ 0.03
2014	Second	$ 0.07	$ 0.02
2014	Third	$ 0.07	$ 0.02
2014	Fourth	$ 0.06	$ 0.01

Holders

As of December 31, 2014, there were 68,889,932 shares of our common stock issued and outstanding with 13 shareholders of record. 54% of our outstanding shares are held in the name of CEDE & Co.

Transfer Agent

Our Transfer Agent is TranShare Corporation.

Dividend Policy

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c )
Equity compensation plans approved by security holders	1,600,000	$0.15	2,583,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,600,000		2,583,000

Recent sales of unregistered securities

	Year	Year	Period
	ended	ended	from
SUMMARY ISSUANCE OF COMMON STOCK	December 31,	December 31,	Inception
# Shares	2014	2013	Total
Payment of consultants			897,000
Purchase of assets			250,000
Conversion of notes	5,411,502	5,560,652	14,483,619
Settlement of debt			8,000,000
Payment of note interest	184,954	18,987	259,313
Total	5,596,456	5,579,639	23,889,932

	Year	Year	Period
	ended	ended	from
	December 31,	December 31,	Inception
Value of Shares	2014	2013	Total
Payment of consultants			$ 591,999
Purchase of assets			$ 40,000
Conversion of notes	$ 78,625	$ 230,525	$ 537,150
Settlement of debt			$ 1,025,000
Payment of note interest	2,600	1,500	$ 10,220
Total	$ 81,225	$ 232,025	$ 2,204,369

During the year ended December 31, 2014, we issued 5,596,456  fully-paid shares of our common stock in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the debt holder confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debt holder acknowledged that the shares being issued were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. Other than the 5,411,502 fully-paid shares issued in conversion of $78,625 of convertible debt, and 184,954 shares issued in payment of $2,600 of accrued interest, we did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended December 31, 2014 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2014.

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

Shares Available Under Rule 144

There are currently 29,281,392 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933 of which 29,231,392 shares are held by affiliates, as that term is defined in Rule 144(a)(1) and other shareholders. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition unless deemed a “shell” company (see “Risk Factors”) for those companies that have been subject to the reporting requirements of section 13 or 15(d) of the Securities Exchange Act of 1934 for a period of at least 90 days before the sale.

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

Results of Operations

We are a development stage company and we were  focused on developing and refining our product hardware and operating platform to reflect market feedback, and building our distribution channels and relationships, however we did  not  generated any revenues while we have incurred $3,873,921 in expenses since inception through December 31, 2014.  During the third quarter, 2013, Numerity, through Nitin Karnik, conducted a six week tour covering target markets in India, China, Indonesia and Malaysia, building relationships with prospective distribution channels, and evaluating the current state of demand for our products. We recognize that in spite of our best efforts, we have not been successful in generating sales revenue to date, and as a result of feedback gained on that trip, and from trade channels we concluded that the business plan was not viable and, in the fourth quarter of 2014, abandoned the business plan.

We have built our business by focusing on outsourcing to an experienced and well established third party provider to reduce the risk of product development problems and delays, market and employee acquisition, and up-front cash flow. This provider has been responsible for designing our products and operating software, QA testing, customer demonstration and evaluation support, as well as market analysis, channel development and sales promotion. They also provide general and operational support, such that we have no full time employees, or full time employee equivalents on our own books.. This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, former directors and former CEO, and provided contract executive, administration and business development services (the “Service Agreement”) to us on terms approved by the Board of Directors.  Numerity billed us for the actual cost of any goods or services requested by us and provided wholly, exclusively and necessarily for our benefit.

Additionally, in November 2008, we licensed our engineering technology, IP, and set top box designs from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we appointed to represent us in developing our business in China.

We have accumulated a deficit of $3.9 million during our development through December 31, 2014. Our ability to emerge from the development stage is dependent upon, among other things, obtaining additional financing to acquire or merge with another business, while continuing to service our current debt obligations and cover our overhead expenses. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We incurred $99,836 and $450,421 in general administrative expenses for the years ended December 31, 2014 and 2013, respectively.  These costs consisted of Numerity service fees, sub-contracted general and administrative, and business development expenses, and professional and administrative expenses associated with our financial reports and SEC filings.  Effective September 30, 2014, three major service providers and creditors; Numerity Corporation, Mr. Westbrook, former CFO, and Dan Mabey, former director, all agreed to waive all balances due to them for services previously billed. The resulting benefit of $1,086,822 was credited to additional share capital.

As a result of our efforts to limit expenses, we did not incur any direct development expense in the years ended December 31, 2014 and 2013, however , as a result of an impairment review of the movie distribution systems we were developing, we charged $39,900 of impairment write down as development expense in the year ended December 31, 2014.

During the years ended December 31, 2014 and December 31, 2013, we incurred interest and debt discount amortization expenses of $39,408 and $95,864, respectively. This decrease followed the issuance of additional convertible notes during 2013 to fund business development efforts, and their conversion during the first half of 2014.

As a result of a significant reduction in share price in 2013, we re-valued our derivative liability by $46,943. In 2014, following repayment or conversion of all convertible debt, we wrote off the balance of $40,730.

The following table provides selected financial data about our company as of December 31, 2013.

Balance Sheet Data:	December 31, 2014

Cash	$0
Total assets	$100
Total liabilities	$20,335
Shareholders' equity (deficit)	$(20,235)

Liquidity and Capital Resources

Our cash balance at December 31, 2014 was $0. During the year ended December 31, 2014, we gained $123,581 in cash as a result of operating activities which included $1,086,822 of debt forgiveness offset by reductions of $691,786 in accounts payable. Cash was contributed principally by the issuance of $78,625 in convertible promissory notes. Since inception, $290,000 has been raised through the issuance of our common stock.

We are a development stage company and have generated no revenue to date. Although we have managed to raise $290,000 through the issuance of common stock, secured advances from directors and officers of the Company, obtained extended credit from related parties in connection with services provided, and raised funding from the issuance of convertible notes, aggregating $78,625, net of repayments, as of December 31, 2014, there is no assurance that we can secure additional funding to cover our expenses or working capital requirements in the future. Our access to capital is severely limited until such time as we start to generate cash flow from new business operations, and if we are no longer able to raise capital by the issuance of convertible notes, or obtain services for stock, or secure extended credit, there would be a severe risk that we would not be able to pay our bills, and we  may be forced into liquidation.

Our operating expenses, in managements’ opinion,  are very low, with management and consultants working for equity or deferred compensation, using their own phones, office equipment and supplies, paying their own travel expenses, and working in a rent-free office location. Our remaining overhead expenses relate to compliance costs, and our audit, legal, EDGAR filings and share registration and communication service are currently  costing approximately eighty thousand dollars a year. We  raised an aggregate $78,625  net of repayments through the sale of convertible promissory notes during the year ended December 31, 2014.

In addition to our overheads, we have costs of marketing, sales support, and production as well as ongoing product design and development..  We have accumulated significant debt from Numerity Corporation over the years, which debt was waived in full, effective September 30, 2014. Whenever creditors become more pressing, we plan to offer settlement by means of issuing restricted stock in lieu of cash payment.

We are currently seeking other available sources of funding through the merger or acquisition of another business.  If we are unable to merge or acquire another business, , our business will likely fail, and our shareholders could lose some or all of their investment.

On October 28, 2014, we filed a Form 8-K announcing that we had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that we will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes, our director and CEO, for 100 percent of the outstanding shares of Hip Appeal. This transaction will not close until the closing condition, requiring our shareholders to approve increasing the authorized shares of our company sufficiently to, at the least, allow for such issuance.

Hip Appeal Inc. located in Carlsbad, California, creates and sells a practical, but modernly fashionable, more Hip, more Appealing version of the fanny pack that is comfortable, stylish and yet not embarrassing to those who wear it for support, storage and security.

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

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

In Media Corp.

I have audited the accompanying balance sheets of In Media Corp. (A Development Stage Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Media Corp., (A Development Stage Company) as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years ended December 31, 2014 and 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

March 31, 2015

In Media Corporation
Audited Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS

Current Assets
Cash	$-	$545
	-	545

Movie distribution systems	100	40,000

Total Assets	$100	$40,545

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$20,335	$712,121
Accrued interest	-	18,331
Derivative liability on convertible notes	-	16,972
Convertible note, principal amount	-	158,390
less discount	-	(58,882)
Notes payable, net	-	99,508

Total Current Liabilities	20,335	846,932

Long term liabilities
Long term accounts payable to related party	-	202,751

Stockholders' Equity
Common stock - 75,000,000 shares authorized at $0.001 par value; 68,889,932 and 63,293,476 shares issued and outstanding at December 31, 2014, and December 31, 2013, respectively	68,890	63,293
Additional paid-in capital	3,784,796	2,581,616
Deficit accumulated	(3,873,921)	(3,654,047)

Total Stockholders' Equity	(20,235)	(1,009,138)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$40,545

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
Condensed Statements of Operations

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

EXPENSES
General & administrative	$99,836	$450,421
Development expenses	39,900	-
Interest and debt interest expense	39,408	95,864
Revaluation of derivative liability	40,730	(46,943)

NET LOSS	$219,874	$499,342

Basic (loss) per share *	$(0.00)	$(0.00)

Weighted average number of basic common shares outstanding	67,410,816	58,238,613

  * The fully-diluted loss per share is not presented since the result would be anti-dilutive.

The accompanying footnotes notes are an integral part of these financial statements.

In Media Corporation
Statements of Cash Flows

	Year ended	Year ended
	December 31, 2014	December 31, 2013

CASH FLOW FROM OPERATING ACTIVITIES
Net profit ( loss)	$(219,874)	$(499,342)
Adjustments to reconcile net income to net cash used
in operating activities
Stock issued for services in lieu of cash	-	-
Stock issued to noteholders for interest	2,600	1,500
Non cash stock compensation expense	-	-
Discount on convertible notes, net of amortization	(58,778)	(19,642)
Extinguishment of derivative liability on convertible notes, net	(16,972)	(7,008)
Accrual of note interest	(18,331)	17,865
Forgiveness of debt to related parties	1,086,822	-
Purchase of assets for stock, net of impairment charges	39,900

Increase (decrease) in operating liabilities
Accounts payable	(691,786)	129,267

Total cash provided by (used in) operating activities	123,581	(377,360)

CASH FLOW FROM INVESTING ACTIVITIES

Total cash provided by (used in) investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Net proceeds from sale of convertible notes	78,625	325,955
Advances from related party, net	(202,751)	51,000

Total cash provided by (used in) financing activities	(124,126)	376,955

Net increase (decrease) in cash	(545)	(405)

Cash at beginning of period	545	950

Cash at end of period	$-	$545

Supplemental Cash Flow Information:
Interest Paid	-	-
Taxes Paid	$800	$800

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation

Statements of Shareholders' Equity and Retained Earnings

		Common	Additional
	Common	Stock	Paid-in	Deficit
	Stock #	Amount	Capital	Accumulated	Total
Balance, December 31, 2012	57,713,837	$57,714	$2,355,170	$(3,154,705)	$(741,821)

Net loss for year ended December 31, 2013	-	-	-	(499,342)	(499,342)
Issuance of Common Stock in conversion of notes	5,560,652	5,560	224,965	-	230,525
Issuance of common stock to pay accrued interest	18,987	19	1,481	-	1,500
Balance, December 31, 2013	63,293,476	$63,293	$2,581,616	$(3,654,047)	$(1,009,138)

Net loss for year ended December 31, 2014	-	-	-	(219,874)	(219,874)
Issuance of Common Stock in conversion of notes	5,411,502	5,412	73,213	-	78,625
Issuance of common stock to pay accrued interest	184,954	185	2,415	-	2,600
Write off of derivative liability and note discount on redemption of notes	-	-	40,730	-	40,730
Benefit of write off of amounts payable to related parties	-	-	1,086,822	-	1,086,822
Balance, December 31, 2014	68,889,932	$68,890	$3,784,796	$(3,873,921)	$(20,235)

The accompanying notes are an integral part of these financial statements.

IN MEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS  ENDED

DECEMBER 31, 2014 AND 2013

1.

ORGANIZATION

IN Media Corporation (the "Company") is a Nevada corporation incorporated on March 5, 2007 as Tres Estrellas Enterprises, Inc. (“Tres Estrellas”). Effective February 3, 2010, we changed our name to IN Media Corporation. On October 30, 2009 (the “Acquisition Date”), we executed an agreement between IN Media Corporation ("IN Media") and Tres Estrellas whereby IN Media shareholders acquired shares of the Company's common stock, and in return we received all the issued and outstanding stock of IN Media,  and IN Media was merged into Tres Estrellas.   For financial accounting purposes, the acquisition was a reverse merger of the Company by IN Media, under the purchase method of accounting, and was treated as a recapitalization with IN Media as the acquirer.  Upon consummation of the merger, the Company adopted the business plan of IN Media.  Accordingly, the consolidated statements of operations include the results of operations of IN Media from its inception on October 27, 2008 and the results of operations of Tres Estrellas from the Acquisition Date through December 31, 2014. During the fourth quarter of 2014, the Company recognized that they have not been successful in generating sales revenue to date, and concluded that the business plan was not viable. Subsequently, they abandoned the business plan.

On October 28, 2014, the Company filed a Form 8K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that the Company will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes, the Company’s Director and CEO, for 100 percent of the outstanding shares of Hip Appeal. These shares shall not be issued until and unless the shareholders of the Company approve increasing the authorized shares of the corporation sufficiently to allow for such issuance.

The Company's fiscal year end is December 31.

2.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2014, the Company had accumulated a loss from operations of $3.9 million and has earned no revenues since inception, and our net current assets were only $100. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, extended credit from suppliers and related parties, and possible strategic partnerships, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

We previously  focused their  efforts on developing business opportunities in China and India although they  have not actually fulfilled any orders or shipped any of our products as of December 31, 2014. The ability of the Company to continue is dependent upon, among other things, obtaining additional financing through mergers or acquisitions of operating entities. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

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

H) DERIVATIVE INSTRUMENTS

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $ 150,132 during the years ended December 31, 2014 and 2013, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2014 and 2013, the Company amortized $33,683 and 97,204, respectively, as debt discount expense. At September 30, 2014, the Company negotiated and paid off all outstanding convertible notes and wrote off all remaining balances of derivative liability and discount reserve at that date.

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

J) PREPAID EXPENSES AND LICENSE FEES

In November 2008, the Company and Numerity Corporation entered into a license agreement (“License Agreement”) under which Numerity agreed to grant the Company a non-exclusive, perpetual license to the software and source code for the design of our IPTV set top box (“STB”) including streaming, storage, encoding and billing modules as well as the designs and schematic drawings for the actual STB. The License provided for the first one hundred thousand units to be shipped royalty free, the next one hundred thousand units shipped to be subject to a royalty payment of $50 per unit, and additional units thereafter subject to a royalty payment of $20 per unit. To date the Company has not shipped any STB units, and has therefore not incurred any royalty expense, however, as and when STBs are shipped in future periods, the Company will accrue all royalty obligations payable, and charge the cost of royalties to cost of sales in the periods incurred. Additionally, as part of the License Agreement, Numerity agreed to provide technical support, upgrades and enhancements in exchange for a maintenance fee of $415,000 per annum.  The Company capitalized the maintenance fee as a prepaid license expense, and amortized the prepayment in installments over the term of the maintenance agreement.  On June 30, 2010 the Company renegotiated the terms of the License Agreement such that Numerity would provide technical support through June 30, 2011 for no additional charge, and the amortization rate was adjusted to amortize the remaining prepaid balance in equal installments over the contractual year ended June 30, 2011. No further maintenance fees are payable until the Company commences first commercial shipments of its products. During the fourth quarter of 2014, the Company recognized that they have not been successful in generating sales revenue to date, and concluded that the business plan was not viable. Subsequently, they abandoned the business plan and we have no further maintenance fees.

4.

CAPITAL STOCK

A)

 AUTHORIZED STOCK

The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On June 17, 2010 the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company’s 2010 Stock Option Plan. During the period from registration to December 31, 2012, the Company issued 817,000 shares to consultants as payment for services provided, and 1,600,000 options to employees. On November 21, 2012 the Company filed a second S-8 registering an additional 2,500,000 common shares, and at December 31, 2014 has 2,583,000 registered shares available for future issuance.

B)

SHARE ISSUANCES

Since inception (October 27, 2008) to December 31, 2014, the Company has issued the following shares:

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

In addition, the Company has issued common stock instead of cash to make purchases or settle liabilities as follows:

	Year	Year	Period
	ended	ended	from
SUMMARY ISSUANCE OF COMMON STOCK	December 31,	December 31,	Inception
# Shares	2014	2013	Total
Payment of consultants			897,000
Purchase of assets			250,000
Conversion of notes	5,411,502	5,560,652	14,483,619
Settlement of debt			8,000,000
Payment of note interest	184,954	18,987	259,313
Total	5,596,456	5,579,639	23,889,932

	Year	Year	Period
	ended	ended	from
	December 31,	December 31,	Inception
Value of Shares	2014	2013	Total
Payment of consultants			$ 591,999
Purchase of assets			$ 40,000
Conversion of notes	$ 78,625	$ 230,525	$ 537,150
Settlement of debt			$ 1,025,000
Payment of note interest	2,600	1,500	$ 10,220
Total	$ 81,225	$ 232,025	$ 2,204,369

5.

 NOTES PAYABLE

During the years ended December 31, 2014 and December 31, 2013, the Company issued, repaid and converted convertible notes as set out in the following table.

Year	Balance start of year	Original note proceeds	Original issue discount	Conversion	Repayments	Balance end of period
December 31, 2012	$ 55,000	$ 50,000	$ -	$ (55,000)		$ 50,000
December 31, 2013	$ 50,000	$ 325,955	$ 11,160	$ (228,725)		$ 158,390
December 31, 2014	$ 158,390			$ (98,390)	$ (60,000)	$ -

The notes were unsecured, with a term of up to one year, carrying interest at 8-10% per annum and, if not repaid at maturity, would be converted into shares of common stock at a price of 50% to 60.0% of the lowest closing prices over the twenty-five days preceding the conversion date.  The Company negotiated the release of liability on all remaining notes payable as at September 30, 2014.

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $ 150,132 during the years ended December 31, 2014 and 2013, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2014 and 2013, the Company amortized $33,683 and $97,204, respectively, as debt discount expense. At September 30, 2014, the Company re-valued the derivative liability to $0 following a negotiated settlement of the outstanding balance of note liability.

6.

INCOME TAXES

The Company has incurred operating losses of approximately $2.7 million since inception, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

December 31, 2014
Future income tax assets:
Net operating loss from October 27, 2008 (inception) to December 31, 2014)	$3,886,690
less timing differences
Consulting and management fee accruals	1,086,822
Adjusted operating loss	2,799,868

Statutory tax rate (combined federal and state)	37.9%
Non-capital tax loss	1,062,028
Valuation allowance	(1,062,028)
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

8.

RELATED PARTY TRANSACTIONS

From time to time, Mr. Karnick, though his wholly owned Company, Numerity, has advanced cash to pay off supplier balances on behalf of the Company and the balance is reported as a loan from related party. The loan is unsecured, interest-free, and has been or will be repaid when the Company raises sufficient cash to do so. At September 30, 2014, Numerity waived the entire balance then payable by In Media Corporation.

This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, former directors and former CEO, and provides contract executive, administration and business development services (the “Service Agreement”) to us on terms approved by the Board of Directors, including Mr. Danny Mabey, a former member of the Board of Directors with no interest in Numerity.  Numerity billed the Company for the actual cost of any goods or services requested by us and provided wholly, exclusively and necessarily for our benefit.

Additionally, in November 2008, we licensed our engineering technology, IP, and set top box designs (the “Licensing and Maintenance Agreement”) from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. The amendment to the Licensing and Maintenance Agreement was additionally approved by the Board of Directors, including Mr. Danny Mabey, a former member of the Board of Directors with no interest in Numerity. One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we have appointed to represent us in developing our business in China. During the fourth quarter of 2014, the Company recognized that they have not been successful in generating sales revenue to date, and concluded that the business plan was not viable. Subsequently, they abandoned the business plan and we have no further royalty or maintenance fees.

9.

SUBSEQUENT EVENTS

On October 28, 2014, the Company filed a Form 8-K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that they will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes, their director and CEO, for 100 percent of the outstanding shares of Hip Appeal. This transaction will not close until the closing condition, requiring their shareholders to approve increasing the authorized shares of our company sufficiently to, at the least, allow for such issuance.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff.  The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative to the benefit expected to be derived thereby.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our  financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our  financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our  financial statements for the year ended December 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers

As at December 31, 2014 our Officers and Board of Directors were comprised of the following:

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY

Howard Hayes	42	October 21, 2014	CEO, CFO & Director
Michael Harper	40	October 21, 2014	COO and Director

There are currently no employment contracts in place for any officers.

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have seven directors.  Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Howard J. Hayes. Appointed October 21, 2014

Mr. Hayes, since May 2012, has been the President and Chief Executive Officer, and a director of Hip Appeal, Inc., a California Corporation. Hip Appeal is in the business of Manufacturing, Designing, Selling, Promoting and the Marketing of a women’s apparel line; mainly consisting of a Hip Wrap Fanny Packs, Bikinis, Hats, Clothing and Apparel and Hip Wrap Pool Wraps all with hidden pockets. In addition, since July 2006 has been the founder and Chief Operating Officer of White Brilliance, Inc., an entity that markets a home professional teeth whitening device. Mr. Hayes is also an executive with Go Light Med Systems, LLC. Prior to 2007, Mr. Hayes was a Senior Loan Officer with The Sterling Group financial Group and Equity Plus financial. Mr. Hayes earned a San Diego State Bachelor of Science degree at San Diego State University-California State University.

Michael Harper.  Appointed October 21, 2014

Mr. Harper was appointed as a director of the Company on October 21, 2014. He is the Chief Operating Officer of Hip Appeal, Inc., a California Corporation since September 2012. Hip Appeal is in the business of Manufacturing, Designing, Selling, Promoting and the Marketing of a women’s apparel line; mainly consisting of a Hip Wrap Fanny Packs, Bikinis, Hats, Clothing and Apparel and Hip Wrap Pool Wraps all with hidden pockets.  From 2009 to 2012 Mr. Harper was a sales consultant for Load Spring Solutions.

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

On October 28, 2014, we filed a Form 8-K announcing that we had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that we will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes, our director and CEO, for 100 percent of the outstanding shares of Hip Appeal. This transaction will not close until the closing condition, requiring our shareholders to approve increasing the authorized shares of our company sufficiently to, at the least, allow for such issuance.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company believes that all filings of Form 3, 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely filed.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified Deferred Compensation earnings ($)	All Other Comp. ($)	Total ($)
Nitin Karnik	2014	$ -	a,b	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2013	$ -	a,b	$ -	$ -	$ -	$ -	$ -	$ -	$ -
	2012	$ -	a,b	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Danny Mabey	2014	$20,000	c,d,e	$ -	$ -	$ -	$ -	$ -	$ -	$20,000
	2013	$80,000	c,d,e	$ -	$ -	$ -	$ -	$ -	$ -	$80,000
	2012	$80,000	c,d,e	$ -	$ -	$23,428	$ -	$ -	$ -	$103,428

Simon Westbrook	2014	$78,000	f,g,h	$ -	$ -	$ -	$ -	$ -	$ -	$78,000
	2013	$96,000	f,g,h	$ -	$ -	$ -	$ -	$ -	$ -	$96,000
	2012	$96,000	f,g,h	$ -	$ -	$23,428	$ -	$ -	$ -	$119,428

Fred Wilson	2014	$ -	i	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Howard Hayes	2014	$ -	j	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Michael Harper	2014	$ -	k	$ -	$ -	$ -	$ -	$ -	$ -	$ -

a.

Mr. Karnik was appointed as CEO in October, 2009 and resigned October 21, 2014. Mr. Karnick also served as CFO from April 30, 2014 to the date he resigned on October 21, 2014.

b.

Mr. Karnik is former CEO and owner of Numerity Corporation. The amounts billed by Numerity for engineering, design and executive services provided by Numerity, and maintenance fees due under the terms of the Numerity License Agreement in 2014, 2013,  and 2012, were $0,  $240,000, and $160,000, respectively. During 2014, 2013 and 2012, the Company paid Numerity $3,900, $238,650, and $33,100, respectively, which was treated as payment of the oldest balance due to Numerity. Additionally, in 2012, Numerity assigned $350,000 of debt to a third party which was subsequently settled by the issuance of 3,500,000 fully-paid common shares of the Company.

c.

Mr. Mabey was appointed as a director of the Company in April 2010 and resigned on April 1, 2014.

d.

Mr. Mabey’s compensation for the provision of services as COO and director of the Company was ever paid due to the lack of cash available. An amount of $320,000 was included in accounts payable at September 30, 2014 in respect of compensation then due to Mr. Mabey for services rendered during his term of office. Subsequently Mr Mabey agreed to waive this debt in full, effective September 30, 2014.

e.

In 2011, Mr. Mabey was granted an option to purchase 800,000 shares at $0.15 per share, vesting over two years. Using a Black Scholes valuation model, the Company calculated the value of these options amortized in 2014, 2012 and 2012 was $0, $23,428 and $23,428, respectively. Upon his resignation in April 2014, the options lapsed unexercised.

f.

Mr. Westbrook joined the Company as CFO in February 2010 and resigned as of April 30, 2014. He continues to provide consulting services to the Company

g.

Mr. Westbrook’s compensation for the provision of services as CFO of the Company was not paid due to the lack of cash available. An amount of $436,512 was included in accounts payable at September 30, 2014 in respect of compensation then due to Mr. Westbrook for services rendered and out of pocket expenses incurred during his term of office. Subsequently Mr. Westbrook agreed to waive this debt in full, effective September 30, 2014.

h.

In 2011, Mr. Westbrook was granted an option to purchase 800,000 shares at $0.15 per share, vesting over two years. Using a Black Scholes valuation model, the Company calculated the value of these options amortized in 2012 and 2013 was $23,428 and $23,428, respectively. His options remain vested but unexercised until such time as his consulting service is terminated.

i.

Mr. Fred Wilson was appointed as a director of the Company on April 1, 2014 and resigned October 21, 2014. He received no compensation for his services as a director.

j.

Mr. Hayes was appointed as CEO, CFO, and a director of the Company as of October 21, 2014. He did not receive any compensation for the period of service from appointment to December 31, 2014.

k.

Mr. Harper was appointed as COO, and a director of the Company as of October 21, 2014. He did not receive any compensation for the period of service from appointment to December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
Name		Year	Number of securities underlying unexercised options # Exercisable	Number of securities underlying unexercised options # Un exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options #	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested #	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (S)
Nitin Karnik	a	2014	-	-	-	-	-	-	-	-	-
		2013	-	-	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-	-	-

Danny Mabey	b	2014	-	-	-	-	-	-	-	-	-
		2013	800,000	-	-	$0.15	1-Sep-21	-	-	-	-
		2012	800,000	-	-	$0.15	1-Sep-21	-	-	-	-

Simon Westbrook	c	2014	800,000	-	-	$0.15	1-Sep-21	-	-	-	-
		2013	800,000	-	-	$0.15	1-Sep-21	-	-	-	-
		2012	800,000	-	-	$0.15	1-Sep-21	-	-	-	-

Fred Wilson	d	2014	-	-	-	-	-	-	-	-	-

Howard Hayes	e	2014	-	-	-	-	-	-	-	-	-

Michael Harper	f	2014	-	-	-	-	-	-	-	-	-

(a)

Mr. Karnik was appointed in October 2009 and resigned in October 2014.

(b)

Mr. Mabey was appointed in April 2010 and resigned in April 2014.

(c)

Mr.  Westbrook was appointed in February 2010 and resigned in April 2014.

(d)

Mr. Wilson was appointed in April 2014 and resigned in October 2014.

(e)

Mr. Hayes was appointed in October 2014.

(f)

Mr. Harper was appointed in October 2014.

OPTION EXERCISES AND STOCK VESTED TABLE
		Option Awards					Stock Awards
Name	Year	Number of securities underlying unexercised options # Exercisable	Number of securities underlying unexercised options # Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options #	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested #	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested #	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Nitin Karnik	2014	-	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-	-

Danny Mabey	2014	-	-	-	-	-	-	-	-	-
	2013	800,000	-	-	$0.15	1-Sep-21	-	-	-	-
	2012	800,000	-	-	$0.15	1-Sep-21	-	-	-	-

Simon Westbrook	2014	800,000	-	-	$0.15	1-Sep-21	-	-	-	-
	2013	800,000	-	-	$0.15	1-Sep-21	-	-	-	-
	2012	800,000	-	-	$0.15	1-Sep-21	-	-	-	-

Fred Wilson	2014	-	-	-	-	-	-	-	-	-

Howard Hayes	2014	-	-	-	-	-	-	-	-	-

Michael Harper	2014	-	-	-	-	-	-	-	-	-

(g)

Mr. Karnik was appointed in October 2009 and resigned in October 2014.

(h)

Mr. Mabey was appointed in April 2010 and resigned in April 2014.

(i)

Mr.  Westbrook was appointed in February 2010 and resigned in April 2014.

(j)

Mr. Wilson was appointed in April 2014 and resigned in October 2014.

(k)

Mr. Hayes was appointed in October 2014.

(l)

Mr. Harper was appointed in October 2014.

PENSION BENEFITS TABLE
Name		Year	Plan name	Number of years credited service #	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
Nitin Karnik		2014	-	-	-	-
		2013	-	-	-	-
		2012	-	-	-	-

Danny Mabey		2014	-	-	-	-
		2013	-	-	-	-
	a	2012	-	-	-	-

Simon Westbrook		2014	-	-	-	-
		2013	-	-	-	-
	b	2012	-	-	-	-

Fred Wilson		2014	-	-	-	-

Howard Hayes		2014	-	-	-	-

Michael Harper		2014	-	-	-	-

a.

Mr. Karnik was appointed in October 2009 and resigned in October 2014.

b.

Mr. Mabey was appointed in April 2010 and resigned in April 2014.

c.

Mr.  Westbrook was appointed in February 2010 and resigned in April 2014.

d.

Mr. Wilson was appointed in April 2014 and resigned in October 2014.

e.

Mr. Hayes was appointed in October 2014.

f.

Mr. Harper was appointed in October 2014.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name		Year	Executive contributions in last fiscal year ($)	Registrant contributions in last fiscal year ($)	Aggregate earnings in last fiscal year ($)	Aggregate withdrawals/ distributions in last fiscal year($)	Aggregate balance at last fiscal year end ($)
Nitin Karnik	a	2014	-	-	-	-	-
		2013	-	-	-	-	-
		2012	-	-	-	-	-

Danny Mabey	b	2014	-	-	-	-	-
		2013	-	-	-	-	-
		2012	-	-	-	-	-

Simon Westbrook	c	2014	-	-	-	-	-
		2013	-	-	-	-	-
		2012	-	-	-	-	-

Fred Wilson	d	2014	-	-	-	-	-

Howard Hayes	e	2014	-	-	-	-	-

Michael Harper	f	2014	-	-	-	-	-

(a)

Mr. Karnik did not receive or accrue any compensation in any year.

(b)

Mr. Mabey did not receive or accrue any compensation in any year.

(c)

Mr. Westbrook did not receive or accrue any compensation in any year.

(d)

Mr. Wilson did not receive or accrue any compensation in any year.

(e)

Mr. Hayes did not receive or accrue any compensation in any year.

(f)

Mr. Harper did not receive or accrue any compensation in any year.

ALL OTHER COMPENSATION TABLE
Name		Year	Perquisites and other personal benefits ($)	Tax reimbursements ($)	Insurance premiums ($)	Company contributions to retirement and 401K plans ($)	Severance payments / accruals ($)	Change in control payments / accruals ($)	Total ($)
Nick Karnik	a	2014	-	-	-	-	-	-	-
		2013	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-

Danny Mabey	b	2014	-	-	-	-	-	-	-
		2013	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-

Simon Westbrook	c	2014	-	-	-	-	-	-	-
		2013	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-

Fred Wilson	d	2014	-	-	-	-	-	-	-

Howard Hayes	e	2014	-	-	-	-	-	-	-

Michael Harper	f	2014	-	-	-	-	-	-	-

a.

Mr. Karnik did not receive or accrue any compensation in any year.

b.

Mr. Mabey did not receive or accrue any compensation in any year.

c.

Mr. Westbrook did not receive or accrue any compensation in any year.

d.

Mr. Wilson did not receive or accrue any compensation in any year.

e.

Mr. Hayes did not receive or accrue any compensation in any year.

f.

Mr. Harper did not receive or accrue any compensation in any year.

DIRECTOR COMPENSATION TABLE
Name		Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Nitin Karnik	a	2014	-	-	-	-	-	-	-
		2013	-	-	-	-	-	-	-
		2012	-	-	-	-	-	-	-

Danny Mabey	b	2014	-	-	-	-	-	-	-
		2013	-	-	$ 23,428	-	-	-	$ 23,428
		2012	-	-	$ 23,364	-	-	-	$ 23,364

Fred Wilson	c	2014	-	-	-	-	-	-	-

Howard Hayes	d	2014	-	-	-	-	-	-	-

Michael Harper	e	2014	-	-	-	-	-	-	-

a.

Mr. Karnik did not receive or accrue any compensation in any year.

b.

Mr. Mabey did not receive or accrue any compensation in any year.

c.

Mr. Wilson did not receive or accrue any compensation in any year.

d.

Mr. Hayes did not receive or accrue any compensation in any year.

e.

Mr. Harper did not receive or accrue any compensation in any year.

PERQUISITES TABLE
Name	Year	Personal use of company car/parking ($)	Financial planning/ legal fees ($)	Club dues ($)	Executive relocation ($)	Total ($)
Nick Karnik	2014	-	-	-	-	-
	2013	-	-	-	-	-
	2012	-	-	-	-	-

Danny Mabey	2014	-	-	-	-	-
	2013	-	-	-	-	-
	2012	-	-	-	-	-

Simon Westbrook	2014	-	-	-	-	-
	2013	-	-	-	-	-
	2012	-	-	-	-	-

Fred Wilson	2014	-	-	-	-	-

Howard Hayes	2014	-	-	-	-	-

Michael Harper	2014	-	-	-	-	-

a.

Mr. Karnik did not receive or accrue any perquisites in any year.

b.

Mr. Mabey did not receive or accrue any perquisites in any year.

c.

Mr. Westbrook did not receive any perquisites in any year

d.

Mr. Wilson did not receive or accrue any perquisites in any year.

e.

Mr. Hayes did not receive or accrue any perquisites in any year.

f.

Mr. Harper did not receive or accrue any perquisites in any year.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
Name	Year	Before change in control termination w/o cause or for good reason ($)	After change in control termination w/o cause or for good reason ($)	Voluntary termination ($)	Death ($)	Disability ($)	Change in control ($)
Nitin Karnik	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

Danny Mabey	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

Simon Westbrook	2014	-	-	-	-	-	-
	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

Fred Wilson	2014	-	-	-	-	-	-

Howard Hayes	2014	-	-	-	-	-	-

Michael Harper	2014	-	-	-	-	-	-

(a)

Mr. Karnik had no change in control agreement in place during his term of service.

(b)

Mr. Mabey had no change in control agreement in place during his term of service.

(c)

Mr. Westbrook had no change in control agreement in place during his term of service.

(d)

Mr. Wilson had no change in control agreement in place during his term of service.

(e)

Mr. Hayes has no change in control agreement in place.

(f)

Mr. Harper has no change in control agreement in place.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table lists stock ownership of our common stock, as of December 31, 2014 based on an aggregate of 68,889,932 common shares issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owner		Amount of Beneficial Ownership	Percentage of Class
Nitin Karnik, former CEO & director	1	11,823,529	17.2%
255 W El Camino Real, Sunnyvale, CA 94087

Danny Mabey, former COO & director	2	-
4944 El Camino Real, Ste 100, Los Altos, CA 94022

Simon Westbrook, former CFO	2	800,000	1.2%
4944 El Camino Real, Ste 100, Los Altos, CA 94022

Fred Wilson, former director		-

Howard Hayes, CEO and director		-

Michael Harper, COO and director		-

Directors and officers as a group	1	12,623,529	18.3%

Guifeng Qui		13,137,255	19.1%
6-03 Xue Xi Yuan Vanke, New Town
Xin Yi Bau Da Doe, Tianjin, PRC 300402

Sulu Karnik	3	3,469,608	5.0%
255 W El Camino Real, Sunnyvale, CA 94087

Directors, officers and affiliates as a group		29,230,392	42.4%
1 Excludes holdings by Nitin Karnik's spouse, Sulu Karnik.
2 Number of shares of common stock exercisable under the Company's 2010 Stock Option plan as of December 31, 2013.
3 Spouse of Nitin Karnik, excludes holdings by Nitin Karnik.

Stock held by non-affiliates and value at December 31, 2014		39,659,540	$ 793,191

Item 13.  Certain Relationships and Related Transactions

From time to time, Mr. Karnick, though his wholly owned Company, Numerity, has advanced cash to pay off supplier balances on behalf of the Company and the balance is reported as a loan from related party. The loan was unsecured, interest-free. At September 30, 2014, Numerity waived the entire balance then payable by In Media Corporation.

This provider, Numerity Corporation, is owned and controlled by Mr. Karnick, one of our shareholders, former directors and Former CEO, and provided contract executive, administration and business development services (the “Service Agreement”) to us on terms approved by the Board of Directors, including Mr. Danny Mabey, a former member of the Board of Directors with no interest in Numerity.  Numerity billed us for the actual cost of any goods or services requested by us and provided wholly, exclusively and necessarily for our benefit.

Additionally, in November 2008, we licensed our engineering technology, IP, and set top box designs from Numerity and committed to pay maintenance and royalties of $415,000 per annum. On July 1, 2010, we agreed to amend that licensing agreement to provide a deferral of any further maintenance dues, and an extension of credit until three months after first commercial shipment. One of our shareholders, Guifeng Qui, who owns approximately 13 million shares of restricted common stock, has a controlling interest in the Chinese distributor who we had appointed to represent us in developing our business in China.

During the third quarter, 2013, Numerity, through Nitin Karnik, conducted a six week tour covering target markets in India, China, Indonesia and Malaysia, building relationships with prospective distribution channels, and evaluating the current state of demand for our products. We recognize that in spite of our best efforts, we have not been successful in generating sales revenue to date, and as a result of feedback gained on that trip, and from trade channels we concluded that the business plan was not viable and, in the fourth quarter of 2014, we abandoned the business plan.

One of the Company shareholders, directors and officers, Mr. Karnick, who, together with his wife, owns approximately 15 million shares of restricted common stock, also owns a 100% interest in Numerity Corporation .

In the years ended December 31, 2014 and 2013, respectively, the Company accrued $0 and $240,000, for services provided by Numerity Corporation and made cash payments of $3,900 and $238,650. Effective  September 30, 2014 Numerity came to an arrangement with all then creditors of the Company to assume  their debt balances, whereupon, Numerity waived its claim to be paid a total of  $330,310, thereby extinguishing this amount of indebtedness from the Company’s books together with the related historic expenses.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees related to services performed by George Stewart, CPA:

Audit Fees
		2014	2013
Audit Fees	(1)	$14,300	$12,200
Audit Related Fees	(2)	-	-
Tax Fees	(3)	-	-
All Other fees	(4)	-	-
Total		$14,300	$12,200

(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)

During 2014, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)

During 2014, we did not incur fees for tax advice, tax planning and tax return preparation.

(4)

During 2014, we did not incur fees for other services.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2014 fiscal year for filing with the SEC.

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

*

Incorporated by reference to the Company’s Amended Annual Report on Form 10-K/A, filed November 14, 2011.

**

Incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 21, 2012.

***

Filed herein.

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2015

IN Media Corporation

By /s/ Howard Hayes

Howard Hayes

Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer & Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Howard Hayes

March 31, 2015

Howard Hayes

Date

Chief Executive Officer, Chief Financial Officer

and Director (Principal Executive Officer, Principal

Financial and Accounting Officer)

/s/ Michael Harper

March 31, 2015

Michael Harper

Date

Director