Form 10-Q
period 2015-03-31
IN Media Corp
filed 2015-05-14
CIK 1399488

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period for March 31, 2015

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from   to

Commission File Number 000-54359

IN Media Corporation
(Exact name of Registrant as specified in its charter)

Nevada	20-8644177
(State of	(IRS Employer
Incorporation)	(ID Number)

5872 Owens Avenue, #200, Carlsbad, CA 92008
(Address of Principal Executive Offices)

Phone: (888-368-9696
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No  X

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

Yes       No  X

As of May 12, 2015, the registrant had 68,889,932 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes       No  X

In Media Corporation

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART 1

FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

IN MEDIA CORPORATION

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of IN Media Corporation

I have reviewed the balance sheets of IN Media Corporation as of March 31, 2015, and the related statements of operations for the three months ended March 31, 2015 and 2014, and statements of cash flows for the three months ended March 31, 2015 and 2014.  These financial statements are the responsibility of the company’s management.

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

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of IN Media Corporation (A Development Stage Company) as of December 31, 2014, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated March 31, 2015, I expressed a going concern opinion on those financial statements.  In my opinion, the information set forth in the accompanying balance sheet as of March 31, 2015, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Seattle, Washington

May 12, 2015

In Media Corporation
Unaudited Balance Sheets
	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Movie distribution systems	$100	$100

Total Assets	$100	$100

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$48,284	$20,335

Total Current Liabilities	48,284	20,335

Stockholders' Equity
Common stock - 75,000,000 shares authorized at $0.001 par value;68,889,932 and 68,889,932 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively

	68,890	68,890
Additional paid-in capital	3,784,796	3,784,796
Accumulated deficit	(3,901,870)	(3,873,921)

Total Stockholders' Equity	(48,184)	(20,235)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$100	$100

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
Condensed Statements of Operations
(Unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

EXPENSES
General & administrative	$27,949	$54,387
Interest and debt interest expense	-	42,163

NET LOSS	$27,949	$96,550

Basic (loss) per share *	$(0.00)	$(0.00)
Weighted average number of basic common shares outstanding
	68,889,932	65,015,902

* The fully-diluted loss per share is not presented since the result would be anti-dilutive.

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
Statements of Cash Flows
(unaudited)

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(27,949)	$(96,550)
Adjustments to reconcile net income to net cash used
in operating activities
Discount on convertible notes, net of amortization	-	26,785
Extinguishment of derivative liability on convertible notes, net	-	10,293
Accrual of note interest	-	3,585
Note interest paid by common stock	-	1,500

Increase (decrease) in operating liabilities
Accounts payable	27,949	54,297

Total cash provided by (used in) operating activities	$-	$(90)

CASH FLOW FROM INVESTING ACTIVITIES

Total cash provided by (used in) investing activities	$-	$-

CASH FLOW FROM FINANCING ACTIVITIES
Total cash provided by (used in) financing activities	$-	$-

Net increase (decrease) in cash	-	(90)

Cash at beginning of period	-	545

Cash at end of period	$-	$455

Supplemental Cash Flow Information:
Interest Paid	-	-
Taxes Paid	$800	$800

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

2.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2015, the Company had accumulated a loss from operations of $3.9 million and has earned no revenues since inception, and our liabilities exceed our assets by over $48,000.

Historically we focused our efforts on developing business opportunities for IPTV in China and India although we were not succesful and did not actually fulfill any orders or ship any of our products as of March 31, 2015. Since October, 2014, our management has been analyzing the various alternatives available to our Company to ensure our survival and preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as-is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

Since October 2014, we have focused our activities on potential acquisition opportunities with established business for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our Company or may wish to contribute assets to our Company rather than merge. We anticipate that any new acquisition or business opportunities by our Company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Hip Appeal Inc

On October 28, 2014, the Company filed a Form 8-K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc. (“Hip Appeal”), an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that the Company will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes in consideration for 100 percent of the outstanding shares of Hip Appeal. This transaction will not close until the Company and Hip Appeal reach a definitive agreement on the terms of the merger, which terms have not been reached as at March 31, 2015.

Hip Appeal, located in Carlsbad, California, creates and sells a practical, but modernly fashionable version of the “fanny pack” that is comfortable, stylish and yet not embarrassing to those who wear it for support, storage and security.

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

C)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company does not have any cash at March 31, 2015 and December 31, 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

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

H)

DERIVATIVE INSTRUMENTS

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. At September 30, 2014, the Company negotiated and paid off all outstanding convertible notes and wrote off all remaining balances of derivative liability and discount reserve at that date. The Company had no notes or derivative liabilities at March 31, 2015 and December 31, 2014.

I)

 REVENUE RECOGNITION

The Company’s policy recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized when all of the following criteria have been met: (i) Persuasive evidence for an agreement exists; (ii) Service has occurred; (iii) The fee is fixed or determinable; and (iv) Revenue is reasonably assured. The Company has had no revenue to date.

4.

CAPITAL STOCK

A)

AUTHORIZED STOCK

The Company has authorized 75,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On June 17, 2010 the Company filed an S-8 registration with the SEC reserving 2,500,000 common shares for issuance under the Company’s 2010 Stock Option Plan. During the period from registration to March 31, 2015, the Company issued a net 897,000 shares to consultants as payment for services provided, and 800,000 options to employees. On November 21, 2012 the Company filed a second S-8 registering an additional 2,500,000 common shares, and at March 31, 2015 has 3,303,000 registered shares available for future issuance.

B)

SHARE ISSUANCES

Since inception (October 27, 2008) to March 31, 2015, the Company has issued the following shares:

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

In addition, the Company has issued common stock instead of cash to make purchases or settle liabilities as follows:

	Three months	Year
	ended	ended
SUMMARY ISSUANCE OF COMMON STOCK	March 31,	December 31,
# Shares	2015	2014
Payment of consultants	-	-
Purchase of assets	-	-
Conversion of notes	-	5,411, 502
Settlement of debt	-	-
Payment of note interest	-	184,954
Total	-	5,596,456

	Three months	Year
	ended	ended
	March 31,	December 31,
Value of Shares	2015	2014
Payment of consultants	$-	$-
Purchase of assets	-	-
Conversion of notes	-	78,625
Settlement of debt	-	-
Payment of note interest	-	2,600
Total	$-	$81,225

5.

NOTES PAYABLE

From time to time, the Company has raised money by issuing convertible notes which may be repaid at maturity or converted. The notes were unsecured, with a term of up to one year, carrying interest at 8-10% per annum and, if not repaid at maturity, would be converted into shares of common stock at a price of 50% to 60.0% of the lowest closing prices over the twenty-five days preceding the conversion date

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes.

At September 30, 2014, the Company negotiated the release of liability on all remaining notes payable and wrote off the remaining balance of debt discount and derivative liability. At March 31, 2015 and December 31, 2014, the Company had no note balances outstanding.

6.

INCOME TAXES

The Company has incurred operating losses of approximately $3.9 million since inception, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

March 31, 2015
Future income tax assets:
Net operating loss from October 27, 2008 (inception) to March 31, 2015	$3,901,870
less timing differences
Consulting management fee and other non-cash accruals	3,350,491
Adjusted operating loss	551,379

Statutory tax rate (combined federal and state)	37.9%
Non-capital tax loss	209,061
Valuation allowance	(209,061)
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

8.

RELATED PARTY TRANSACTIONS

From time to time, Mr. Karnick, a former director and CEO of the Company, has advanced cash to pay off supplier balances on behalf of the Company and the balance was reported as a loan from a related party. At September 30, 2014, Numerity waived the entire balance then payable by In Media Corporation.

9.

SUBSEQUENT EVENTS

On October 28, 2014, the Company filed a Form 8-K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that the Company will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes for 100 percent of the outstanding shares of Hip Appeal. This transaction will not close until the Company and Hip Appeal reach a definitive agreement on the terms of the merger, which terms have not been reached as of March 31, 2015.

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

Such risks include, among others, the following: our ability to continue financing our operations through debt or equity offerings; new product development and introduction; changes in business strategy or development plans; the ability to attract and retain qualified personnel; the ability to close a proposed merger agreement with a viable partner, and other factors referenced in this filing.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or except as required by the federal securities laws. All material risks are described in the risk section of this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Business

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2015, the Company had accumulated a loss from operations of $3.9 million and has earned no revenues since inception, and our liabilities exceed our assets by over $48,000.

Historically we focused our efforts on developing business opportunities for IPTV in China and India although we were not succesful and did not actually fulfill any orders or ship any of our products as of March 31, 2015. Since October, 2014, our management has been analyzing the various alternatives available to our Company to ensure our survival and preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as-is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

Since October 2014, we have focused our activities on potential acquisition opportunities with established business for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our Company or may wish to contribute assets to our Company rather than merge. We anticipate that any new acquisition or business opportunities by our Company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Hip Appeal Inc

On October 28, 2014, the Company filed a Form 8-K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that the Company will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes in consideration for 100 percent of the outstanding shares of Hip Appeal. This transaction will not close until the Company and Hip Appeal reach a definitive agreement on the terms of the merger, which terms have not been reached as at March 31, 2015.

Hip Appeal Inc. located in Carlsbad, California, creates and sells a practical, but modernly fashionable,  version of the fanny pack that is comfortable, stylish and yet not embarrassing to those who wear it for support, storage and security.

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

Products

The Company has abandonned its plans to develop and sell IP TV products as it was unsuccessful, and is now seeking an opportunity to merge with another business that has established products. In October 2014 it signed a letter of intent with Hip Appeal Inc. to merge their respective business interests, however a definitive agreement has not been reached and there is no assurance that this merger will be approved or executed.

Results of Operations

Through September 2014, we have been focused on developing and refining our IPTV product hardware and operating platform however we have not yet generated any revenues while we have incurred $3,901,870 in expenses through March 31, 2015. In October 2014, the Board suspended further activities in connection with the IPTV business and commenced a search for a business partner who could merge with the Company and contribute a new business plan.  On October 28, 2014, the Company filed a Form 8-K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that the Company will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes, our director and CEO, for 100 percent of the outstanding shares of Hip Appeal. This transaction will not close until the Company and Hip Appeal reach a definitive agreement on the terms of the merger, which terms have not been reached as at March 31, 2015.

Operations for the three months ended March 31, 2015

We incurred $27,949 and $54,387 in general administrative expenses for the three months ended March 31, 2015 and 2014, respectively.  These costs consisted principally of consulting and professional fees associated with our financial reports and SEC filings.  The decrease reflects negotiated changes in the way service providers bill us for services provided in 2015.

Interest and debt discount expense amounted to $0 and $42,163 for the three months ended March 31, 2015 and 2014, respectively. The decrease reflects the pay-off of all convertible debt outstanding prior to the quarter ended March 31, 2015.

The following table provides selected financial data about our Company as at March 31, 2015.

Balance Sheet Data:

Cash	$0
Total assets	$100
Total liabilities	$48,284
Shareholders' (deficit)	$(3,901,870)

Liquidity and Capital Resources

Our cash balance at both December 31, 2014 and March 31, 2015 was $0. There were no cash flow transactions in the three months ended March 31, 2015 while during the three months ended December 31, 2015, our cash balance decreased by $90.  .

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

(b)

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except Mr Howard Hayes has taken over the responsibilities as Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company.

PART II – OTHER INFORMATION

Item 1.

  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any shares of common stock during the three months ended March 31, 2015.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended March 31, 2015.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

There is no information with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits.

Exhibit Number	Description
3.1**	Amended and Restated Articles of Incorporation
3.2**	Amended and Restated Bylaws
10.1**	Numerity licensing and maintenance agreement
10.2**	Numerity licensing and maintenance agreement 1st amendment
10.3**	Numerity service agreement
10.4**	Numerity service agreement 1st amendment
10.5**	Numerity service agreement 2nd amendment
10.6**	IN TV independent sales representation agreement
10.7**	Numerity license to use office agreement
10.8**	Numerity revolving credit agreement
10.9**	Numerity video library license agreement
10.10	Numerity service agreement 3nd amendment
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter Agreement between Numerity Corporation and IN Media Corporation confirming rights for IN Media to use Numerity’s video library without charge
99.2	Letter Agreement between Numerity Corporation and IN Media Corporation confirming Numerity’s commitment, without charge, to extend credit for a period of one year and one day, subject to notice

 * Incorporated by reference to Form 10-Q for June 30, 2011

** Incorporated by reference to Form 10K/A for December 31, 2010

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IN Media Corporation (Registrant)

/s/ Howard Haye

Date: May 12, 2015

President, Chief Executive Officer, Chief Financial Officer

& Principal Accounting Officer and Director