Form 10-K
period 2015-12-31
IN Media Corp
filed 2017-10-13
CIK 1399488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 000-54359

IN Media Corporation

(Exact name of Registrant as specified in its charter)

Nevada	1711	20-8644177
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employee Identification No.)

5872 Owens Avenue, #200, Carlsbad, CA. 92008	888-368-9696
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

5872 Owens Avenue, #200, Carlsbad, CA 92008

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports)

Yes [   ] No [X]

and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on September 29, 2017 was $0 (trading suspended). The voting stock held by non-affiliates on that date consisted of 67,999,795 shares of common stock.

Number of shares outstanding of each of the issuer’s class of common stock as of October 3, 2017:

Common Stock: 156,439,795

Preferred Stock: 0

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

IN MEDIA CORPORATION

TABLE OF CONTENTS

Page No.

Part I

Part II

Part III

Part IV

Item 15.	Exhibits; Financial Statement Schedules	23
Signatures		24
Exhibit 31	Management certification
Exhibit 32	Sarbanes-Oxley Act

ii

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to the terms “Company” “we”, “us”, “our” and “our company” refer to IN Media Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

Part I

Item 1. Business

Business Development

References to “we,” “us,” “our” or the “Company” in this report refer to In Media Corporation, a Nevada corporation

History

The Company was incorporated under the laws of the State Nevada on March 5, 2007 as Tres Estrellas Enterprises, Inc. and was organized with the stated purpose of utilizing the latest products and methods in pipe restoration plumbing contractor services for commercial and residential rental buildings in Baja California, Mexico. In April 2007, the Company received an initial funding of $11,000 through the sale of 5,500,000 common stock shares ($0.002 per share) to an officer and director.

On October 16, 2009, the Company executed an agreement between In-Media Corporation (a California corporation) and the Company (Tres Estrellas Enterprises, Inc.), whereby pursuant to the terms and conditions of the Agreement, In-Media shareholders acquired thirty three million, five hundred thousand (33,500,000) shares of our common stock, subsequent to which In-Media was merged into the Company. Prior to that transaction, the Company abandoned its pipe restoration plumbing contractor services business plan.

Effective February 3, 2010, Tres Estrellas Enterprises, Inc., a Nevada corporation (the “Company”), changed its name from Tres Estrellas Enterprises, Inc. to In Media Corporation. In addition, on April 21, 2010, the trading symbol for the Company changed to “IMDC”.

In March 2014, Mr. Dan Mabey, the Company’s Chief Operating Officer and a member of the Board of Directors for approximately four years, announced his resignation effective as of March 31, 2014. On that same day, On October 22, 2014, Nitin Karnik resigned as an executive officer and as a member of the Board of Directors and Fred Wilson resigned as a member of the Board of Directors. On October 21, 2014, Howard J. Hayes was appointed as our Chief Executive Officer and our Chief Financial Officer (Principal Accounting Officer, effective October 21, 2014 and Mr. Hayes and Michael Harper were appointed to serve as members of our Board of Directors.

On October 28, 2014, the Company filed a Form 8-K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc. (“Hip Appeal”), an apparel company controlled by Mr. Hayes, that caters to the fashion conscience, active, on-the-go female. The Letter of Intent proposed that the Company issue forty million (40,000,000) shares of common stock to the shareholders of Hip Appeal in consideration for 100 percent of the outstanding shares of Hip Appeal. According to the terms of letter of intent, the transaction would not close unless (i) the Company and Hip Appeal reach a definitive agreement on the terms of the merger, and (ii) the Company is able to obtain the written consent of a majority of the shareholders to increase the authorized capital, neither of which terms were reached as at December 31, 2015. As of the date of this report, the Company remains in discussions with Hip Appeal regarding acquisition.

On March 31, 2016, the Company filed an amendment to our Articles of Incorporation to increase the total number of authorized shares of the Company’s capital stock from 75,000,000 shares to 200,000,000 shares.

On December 19, 2016, the Company sold 57,446,863 shares of its common stock, par value $0.001 per share, to three parties. Of those shares, 49,446,863 we sold to RVCA Partners, LLC (“RVCA”), for an aggregate sales price of $49,446.67 ($0.001 per share), payable in cash. In addition, 4,000,000 shares were issued to Simon Westbrook as partial consideration for a settlement and release agreement wherein Mr. Westbrook released his claims for compensation and reimbursement of expense from the Company. In addition, 4,000,000 shares were issued to Mike Harper, as partial consideration for a settlement and release agreement wherein Mr. Harper released his claims against the Company for compensation and reimbursement of expense relating to his service as a consultant, officer and director of the Company. Also on December 19, 2016, RVCA purchased 13,993,137 Shares of the Company’s outstanding common Shares in a private transaction from Howard Hayes, an existing shareholder, director and officer of the Company. The purchase price for the 13,993,137 Shares in that private transaction was $13,993.14 ($0.001 per Share). The 13,993,137 Shares were assigned to by RVCA to DP Holdings Re, LLC (“DP”).

On December 19, 2016, Mr. Hunt also joined the Board of Directors of the Company and became an officer. Subsequent to the share purchase and Mr. Hunt’s appointment, Messrs. Hayes and Mike Harper resigned from the Board of Directors leaving Mr. Hunt as the sole director. Mr. Hayes remains as the Company’s CEO and principal accounting officer and principal financial officer. Through the acquisition of the 63,440,000 shares described above, Mr. Hunt’s appointment to the Board of Directors, and Messrs. Hayes and Harper’s resignations from the Board of Directors, Mr. Hunt assumed control of the Company from Messrs. Hayes and Harper.

On June 23, 2017, the Company sold 25,000,000 shares of its common stock, par value $0.001 per share, to one party, RVCA Partners, LLC (“RVCA”), for an aggregate sales price of $25,000 ($0.001 per share), payable in cash.

At the conclusion of all of these transactions, DP and RVCA and their manager and owner, David Hunt, were the beneficial owners of an aggregate of 88,440,000 shares of the Company’s Common Stock, which constitute 56.5% of the outstanding shares of Common Stock. Mr. Hunt is manager and owner of DP and RVCA and also serves as an officer and director of the Company. Mr. Hunt is expected to provide services to the Company, in particular with respect to raising capital for the Company and in identifying and evaluating potential acquisition candidates.

Objectives

We propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. As of the date hereof, we have no business opportunities or ventures under contemplation for acquisition or merger. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations.

We currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts. Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation”.

In a so-called “due diligence investigation”, we intend to obtain and review materials regarding the business opportunity. Typically such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding our prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise.

Our executive officers anticipate funding our operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found. Accordingly, no alternative cash resources have been explored. We expect the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for legal, accounting and other relevant professional services.

We seek target businesses that have a potential for growth, indicated by new technology, anticipated market expansion or new products, a competitive position in their space, strong management, audited financial statements or financial statements capable of audit.

We are currently insolvent. We have very little cash on hand and our payables are greater than our cash on hand. We have no income generating ability and are therefore reliant on raising money from loans or stock sales. These conditions raise substantial doubt about our ability to continue as a going concern. Nevertheless, our financial statements are presented on the assumption that we will continue as a going concern.

Business Acquisition

The structure of our participation in a business opportunity or venture will be situational. We may structure our acquisitions as an asset purchase, merger, or an acquisition of securities. It is likely that the anticipated value of the business and/or assets that we acquire relative to the current value of our securities will result in the issuance of a relatively large number of shares and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. Moreover, our present management and shareholders may not have control of a majority of our voting shares following a business acquisition or other reorganization transaction. It is possible that the shareholders of the acquired entity will gain control of our voting stock and our directors may resign and new directors may be appointed without any vote by the shareholders. Those directors are entitled to replace our officers without stockholder vote.

We are not an “investment adviser” under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, we will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

We may become involved in a business opportunity through purchasing or exchanging the securities of such business. We do not intend, however, to engage primarily in such activities and we are not registered as an “investment company” under the Federal Investment Company Act of 1940. We believe such registration is not required.

We must conduct our activities so as to avoid becoming inadvertently classified as a transient “investment company” under the Federal Investment Company Act, which classification would affect us adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an “investment company” which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than United States government securities or securities of majority-owned subsidiaries”,) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exemption from the definition of “investment company.” We propose to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the SEC adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1) cited above if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by our business activities.

Principal Products or Services and Their Markets

None; not applicable

Competition, Competitive Position in the Industry and Methods of Competition

None; not applicable

Dependence on One or a Few Major Customers

None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

None; not applicable

Need For Any Government Approval of Principal Products or Services

None; not applicable

Effect of Existing or Probable Governmental Regulations on Business

None; not applicable

Time Spent During the Last Two Fiscal Years on Research and Development Activities

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

Number of Total Employees and Number of Full-Time Employees

None

ITEM 1A. RISK FACTORS.

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

OUR BALANCE SHEET IS WEAK AND WE LACK LIQUIDITY

Our balance sheet is weak. There is no guarantee that we can obtain the funding needed for our operations and for acquisitions on acceptable terms, if at all, and neither our directors, officers, or any third party is obligated to provide any financing. A failure to pay our expenses when they become due and payable could materially adversely affect our Company and the trading price of our common stock.

WE MAY NOT BE PROFITABLE IN THE FUTURE

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable in the future. There can be no assurance that any acquisition we make will be profitable. A failure to achieve profitability could materially adversely affect our Company and the trading price of our common stock.

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

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern, specifically in Note 2 to the financial statements. The report states that we had accumulated a loss from operations of $3.9 million and have earned no revenues since inception, and our current assets are $0. If we are unable to obtain sufficient financing in the near term or achieve profitability through merger with an operating entity, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

THE SECURITIES AND EXCHANGE COMMISSION (“COMMISSION”) HAS INSTITUTED AN ADMINISTRATIVE PROCEEDINGS PURSUANT TO SECTION 12(J) OF THE SECURITIES EXCHANGE ACT OF 1934 WHICH MAY LEAD TO A CESSATION OF OUR STOCK’S ABILITY TO BE TRADED, SUBSTANTIALLY DESTROY OUR ABILITY TO ENGAGE IN CAPITAL FORMATION, AND MAY RESULT IN A TOTAL LOSS OF YOUR INVESTMENT.

On September 25, 2017, the SEC filed an order instituting proceedings against In Media Corp. on the basis that In Media has been delinquent in its periodic filings with the Commission, have repeatedly failed to meet their obligations to file timely periodic reports since mid-2015, having not filed any periodic reports since it filed a Form 10-Q for the period ended March 31, 2015. The SEC further claims that In Media Corp. failed to heed delinquency letters sent to them by the Division of Corporation Finance requesting compliance with their periodic filing obligations. As a result, the SEC deems “it necessary and appropriate for the protection of investors to institute public administrative proceedings pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”)” against In Media Corporation. The stated purpose of the proceedings instituted by the SEC is to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration of each class of securities registered pursuant to Section 12 of the Exchange Act. The result of a revocation of the company’s registration statement would mean that its trading symbol IMDC would no longer be used and any public market for IMDC stock would immediately cease. We do not believe that it is necessary or appropriate for the protection of investors to suspend the trading of IMDC shares or to deregister the shares and intend to attempt to resolve this matter with the SEC. In particular because we had already taken significant steps toward becoming current before the 12j action was filed, and we believe that the reasons for our delinquent filings has been rectified by, among other things, a change in management and that, as evidenced by this report, our filings are being brought current. However, the SEC has a substantial success rate in deregistering issuers, like IMDC, against which it brings actions under Section 12j. The result if the SEC prevails in their 12j action will be substantial hindrance of our ability to engage in capital formation or execute our business plan and will likely result in a total loss of your investment.

THE COMMISSION SUSPENDED THE TRADING OF OUR STOCK FROM 9:30 A.M. EDT ON SEPTEMBER 26, 2017, THROUGH 11:59 P.M. EDT ON OCTOBER 9, 2017 PURSUANT TO SECTION 12(K) OF THE EXCHANGE ACT WHICH HINDERS THE ABILITY FOR A MARKET TO MADE IN OUR SECURITIES, SUBSTANTIALLY HINDERS OUR ABILITY TO ENGAGE IN CAPITAL FORMATION, AND MAY ULTIMATELY RESULT IN A TOTAL LOSS OF YOUR INVESTMENT.

In apparent connection with the proceedings instituted under Section 12j of the Exchange Act discussed above, on September 25, 2017, the Commission also unilaterally and summarily suspended the trading in our stock for a period of 10 days. The Commission’s stated basis for the suspension is the lack of current and accurate information concerning the securities of IN Media Corporation having not filed any periodic reports since it filed a Form 10-Q for the period ended March 31, 2015. The Commission indicates that on May 31, 2017, the Commission’s Division of Corporation Finance (“Corporation Finance”) sent a delinquency letter to us requesting compliance with its periodic filing requirements, but did not receive a response. The Commission states in its suspension order dated September 25, 2017 that it is of the opinion that the public interest and the protection of investors require a suspension of trading in our securities for 10 trading days. However, the impact of a trading suspension is more severe than only a 10-day suspension. When an SEC trading suspension ends, a broker-dealer may not trade or resume quotations in our stock, or any stock that has been subject to a trading suspension, until a broker-dealer files a Form 211 with the Financial Industry Regulatory Authority (“FINRA”) representing that it has satisfied all applicable requirements, including those of Rule 15c2-11. No broker-dealer may solicit or recommend that an investor buy shares in a stock that has been subject to a trading suspension unless and until FINRA has approved a Form 211 relating to the stock. If there are continuing regulatory concerns about the company, its disclosures, or other factors, such as a pending regulatory investigation, a Form 211 application may not be approved. As a result, at best, only limited or “unsolicited” trading can occur in our stock after the suspension until, if ever, a Form 211 is approved by FINRA. As a result of the regulatory rules and environment, we believe that it is difficult to locate a broker willing to file a Form 211 with FINRA. As a result, we may never be able to file a Form 211. If we are unable to locate a broker willing to file a Form 211 and/or are unable to get a Form 211 cleared with FINRA, the result will be a substantial hindrance of our ability to engage in capital formation or execute our business plan and will likely result in a total loss of your investment.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA (FINANCIAL INDUSTRY REGULATORY AUTHORITY, INC.) MAY DISCOURAGE THE TRADABILITY OF THE COMPANY’S SECURITIES AND THEREBY MAKE IT HARD FOR INVESTORS TO SELL THEIR SHARES AT THE TIME AND PRICES THEY MIGHT OTHERWISE EXPECT.

We are a “penny stock” company. We are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell their securities in a market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

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

WE ARE A “SHELL” COMPANY AND OUR SHARES WILL BE SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a “shell company, and we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

FUTURE ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS INCLUDING WORKING CAPITAL AND OPERATING EXPENSES WILL INCREASE THE NUMBER OF SHARES OUTSTANDING WHICH WILL DILUTE EXISTING INVESTORS AND MAY HAVE A DEPRESSIVE EFFECT ON THE COMPANY’S STOCK PRICE.

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

There may be little demand for shares of our common stock on the OTC Bulletin Board, or OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company’s common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

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

Through 2014, Company has issued convertible notes with maturity dates of nine to twelve months carrying interest of between 8% and 10% pa. These notes could be converted into common stock after six to nine months from the issuance date based on discounts of between 42.5% to 50% of the lowest closing bid price over the days preceding the conversion date. We have at times experienced considerable volatility in our share price and if the share price falls in advance of a note conversion date, investors could suffer significant dilution when the notes are converted into shares of common stock. Although we currently have no such notes outstanding, we may in future resort to such financing to fund our expenses, and shareholders will suffer resulting dilution.

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

Item 1B. Unresolved Staff Comments

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer. Nevertheless, please refer to paragraphs relating to the SEC’s 12j action and 12k suspension pursuant to the Exchange Act in the section entitled “Risk Factors”.

Item 2. Properties

Our principal executive office address is 5872 Owens Street, #200, Carlsbad, CA 92008. The space is provided by Mr. Hayes, our CEO. The address is also used by Mr. Hayes in connection with an unrelated business that he controls and operates. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

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

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our Common stock is currently traded on the OTC Markets (OTCQB) under the symbol “IMDC”. The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Markets , without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the last two years.

Year	Quarter	High	Low
2014	First	0.090	0.030
2014	Second	0.070	0.020
2014	Third	0.070	0.020
2014	Fourth	0.060	0.010
2015	First	0.060	0.010
2015	Second	0.070	0.017
2015	Third	0.090	0.026
2015	Fourth	0.034	0.003

Holders

As of December 31, 2015, there were 73,992,932 shares of our common stock issued and outstanding with 13 shareholders of record. 54% of our outstanding shares are held in the name of CEDE & Co.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In our report for the period ended December 31, 2014, we indicated that the number of Securities to be issued upon exercise of outstanding options, warrants and rights was 1,600,000. We also stated that the number of securities remaining available for future issuance under equity compensation plans was 2,583,000. As of December 31, 2015, and as of the date of this report, we no longer had an active equity compensation plan and no outstanding options.

Recent sales of unregistered securities

During the year ended December 31, 2015, we issued 5,103,000 fully-paid shares of our common stock in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the debt holder confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debt holder acknowledged that the shares being issued were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. Other than the 5,103,000 fully-paid shares issued in payment of outstanding creditor balances, we did not sell any equity securities which were not registered under the Securities Act of 1933 during the year ended December 31, 2015 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2015.

	Year ended December 31, 2015	Year Ended December 31, 2014
SUMMARY ISSUANCE OF COMMON STOCK
# Shares

Payment of consultants	5,103,000	-
Conversion of Notes	-	5,411,502
Payment of note interest	-	184,954
Total	5,103,000	5,596,456

Value of Shares

Payment of consultants	$5,103	$-
Conversion of Notes	-	78,625
Payment of note interest	-	2,600
Total	$5,103	$81,225

Issuer Repurchases of Equity Securities

None.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

•contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

•contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

•contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

•contains a toll-free telephone number for inquiries on disciplinary actions;

•defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•the bid and offer quotations for the penny stock;

•the compensation of the broker-dealer and its salesperson in the transaction;

•the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

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

Background

IN Media Corporation (the “Company”) is a Nevada corporation incorporated on March 5, 2007. Our fiscal year end is December 31.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. During the 12 month period ended in December 31, 2015, the Company had no particular acquisitions in mind and, other than discussions with Hip Appeal, Inc., which has yet to result in a transaction, and may never result in a transaction through the date of this report, we had not entered into any negotiations regarding such an acquisition. In 2016 and 2017, officers and directors had discussions with several potential acquisitions, including a company in the consumer products industry, a medical marijuana company, and a company in the wireless antenna space. Otherwise, none of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this annual report. The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

Results of Operations

During the period from January 1, 2015 through December 31, 2015, the Company has engaged in no significant operations other than seeking a business combination. No revenues were received by the Company during this period.

We incurred $38,499 and $99,836 in general administrative expenses for the years ended December 31, 2015 and 2014, respectively. These costs consisted of business development expenses, and professional and administrative expenses associated with our financial reports and SEC filings, and with seeking a merger partner. Effective September 30, 2014, three major service providers and creditors; Numerity Corporation, Mr. Westbrook, former CFO, and Dan Mabey, former director, all agreed to waive all balances due to them for services previously billed. The resulting benefit of $1,086,822 was credited to additional share capital.

During the years ended December 31, 2015 and December 31, 2014, we incurred interest and debt discount amortization expenses of $0 and $80,138, respectively. This decrease followed the conversion of convertible notes during the first half of 2014.

The following table provides selected financial data about our company as of December 31, 2015.

Balance Sheet Data:	December 31, 2015
Cash	$0
Total assets	$0
Total liabilities	$53,631
Shareholders’ equity (deficit)	$(53,631)

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Liquidity and Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since re-entering of development stage. The Company anticipates that it needs ten to twelve thousand dollars for the next twelve months to cover its reporting obligations. The Company’s balance sheet as of December 31, 2015, reflects no assets. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Other than the derivative conversion options on our convertible notes described in Note 5 to our Financial Statements we do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

In Media Corp.

I have audited the accompanying balance sheets of In Media Corp. (A Development Stage Company) as of December 31, 2014, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of In Media Corp., (A Development Stage Company) as of December 31, 2014, and the results of its operations and cash flows for the years ended December 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ George Stewart

George Stewart

Seattle, Washington

October 6, 2017

In Media Corporation
Audited Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total current assets	-	-

Movie distribution systems	-	100

Total Assets	$-	$100

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable accrued liabilities	$50,131	$20,335
Related party advances	3,500
Total Current Liabilities	53,631	20,335

Commitments & Contingencies	-	-

Stockholders’ Equity
Common stock - 200,000,000 shares authorized at $0.001 par value;
73,992,932 and 68,889,932 shares issued and outstanding
at December 31, 2015, and December 31, 2014, respectively	73,993	68,890
Additional paid-in capital	3,784,796	3,784,796
Deficit accumulated	(3,912,420)	(3,873,921)

Total Stockholders’ Equity	(53,631)	(20,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$100

The accompanying footnotes are an integral part of these financial statements.

In Media Corporation
Statements of Operations

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

REVENUE	$-	$-

EXPENSES
General & administrative	1,551	-
Consulting fees	27,949	99,836
Professional fees	9,000	-
Impairment of film distribution system	-	39,900
Interest and debt interest expense	-	39,408
Revaluation of derivative liability	-	40,730

NET LOSS BEFORE INCOME TAXES	(38,500)	(219,874)

PROVISION FOR INCOME TAX EXPENSE	-	-

NET LOSS	$(38,500)	$(219,874)

Basic (loss) per share *	$(0.00)	$(0.00)
Weighted average number of basic
common shares outstanding	68,955,355	67,410,816

* The fully-diluted loss per share is not presented since the result would be anti-dilutive.

The accompanying footnotes notes are an integral part of these financial statements.

In Media Corporation
Statements of Shareholders’ Equity and Retained Earnings

			Common Stock Amount	Additional Paid-in Capital
	Common Stock #
					Deficit Accumulated	Total

Balance, December 31, 2013	63,293,476	$		$2,581,616	$(3,654,047)	$(1,009,138)

Net profit (loss) for year ended December 31, 2014					(219,874)	(219,874)
Issuance of Common Stock in conversion of notes	5,411,502		5,412	73,213	-	78,625
Issuance of common stock to pay accrued interest	184,954		185	2,415	-	2,600
Write off of derivative liability and note discount on redemption of notes	-		-	40,730	-	40,730
Benefit of write off of amounts payable to related parties	-		-	1,086,822	-	1,086,822

Balance, December 31, 2014	68,889,932		$68,890	$3,784,796	$(3,873,921)	$(20,235)

Net profit (loss) for year ended December 31, 2015					(38,500)	(38,500)
Issuance of Common Stock for services	5,103,000		5,103	-	-	5,103

Balance, December 31, 2015	73,992,932		$73,993	$3,784,796	$(3,912,421)	$(53,632)

The accompanying notes are an integral part of these financial statements.

In Media Corporation
Statements of Cash Flows

	Year ended	Year ended
	December 31, 2015	December 31, 2014

CASH FLOW FROM OPERATING ACTIVITIES
Net profit ( loss)	$(38,499)	$(219,874)
Adjustments to reconcile net income to net cash used
in operating activities
Write off movie distribution systems	100	-
Stock issued to noteholders for interest	-	2,600
Discount on convertible notes, net of amortization	-	(58,778)
Extinguishment of derivative liability on convertible notes, net	-	(16,972)
Issuance of stock in settlement of liabilities	5,103	(18,331)
Forgiveness of debt to related parties	-	1,086,822
Purchase of assets for stock, net of impairment charges	-	39,900

Increase (decrease) in operating liabilities
Accounts payable and accrued liabilities	29,796	(691,786)

Total cash provided by (used in) operating activities	(3,500)	123,581

CASH FLOW FROM INVESTING ACTIVITIES

Total cash provided by (used in) investing activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from sale of convertible notes	-	78,625
Advances from related party, net	-	(202,751)

Total cash provided by (used in) financing activities	-	(124,126)

Net increase (decrease) in cash	(3,500)	(545)

Cash at beginning of period	-	545

Cash at end of period	$(3,500)	$-

Supplemental Cash Flow Information:
Shares issued for services	$5,103	$-
Supplemental Non-Cash Disclosure:
Interest Paid	$-	$-
Taxes Paid	$800	$800

The accompanying footnotes are an integral part of these financial statements.

IN MEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

1.ORGANIZATION

IN Media Corporation (the “Company”) is a Nevada corporation incorporated on March 5, 2007. Our fiscal year end is December 31.

Historically we focused our efforts on developing business opportunities for IPTV in China and India although we were not succesful and did not actually fulfill any orders or ship any of our products as of December 30, 2015. Since October, 2014, our management has been analyzing the various alternatives available to our Company to ensure our survival and preserve our shareholder’s investment in our common shares. Since October 2014, we have focused our activities on potential acquisition opportunities with established businesses for the merger of a target business with our Company. In certain instances, a target business may wish to become a subsidiary of our Company or may wish to contribute assets to our Company rather than merge. We anticipate that any new acquisition or business opportunities by our Company will require additional financing but there can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation.

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

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity’s operations will be profitable. If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

On October 28, 2014, the Company filed a Form 8K announcing that it had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that the Company will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes, the Company’s Director and CEO, for 100 percent of the outstanding shares of Hip Appeal. According to the terms of the Letter of Intent. these shares will not be issued until and unless the shareholders of the Company approve increasing the authorized shares of the corporation sufficiently to allow for such issuance. This transaction was not completed, among other reasons, because the Company was unable to issue 40 million shares out of its available authorized share capital, and had difficulty in supporting a shareholder resolution to increase the capital because of fragmented ownership distribution, and a lack of funding.

Finally, on Aug 7, 2015, the Company was able to make personal contact with enough individual shareholders to secure majority approval to a resolution to increase the authorized capital from 75 million to 200 million. Because of this delay, economic circumstances changed and Hip Appeal decided not to proceed with the proposed merge, however Mr Hayes, in his capacity as CEO and board member of InMedia, committed to continuing to help the Company find a purchaser or merger opportunity (“Transaction”). As the Company has no cash, it has been unable to fund payment of its professional advisors and consultants and has consequently not filed its SEC filings since March 2015, and is therefore delinquent. Any attempts to bring the Company current in its filings ready for a Transaction will require the Company to raise funding, or secure credit terms from those involved in providing accounting, legal, and other services.

Other than as set out herein, we have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

The Company’s fiscal year end is December 31.

2.GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2015, the Company had accumulated a loss from operations of $3.9 million and has earned no revenues since inception, and our net current assets were $0. The Company intends to fund its continuing operations through strict expense management and control, a combination of equity or debt financing arrangements, reliance on third party contractors to avoid the need for capital expenditure or commitment to fixed overhead, extended credit from suppliers and related parties, and possible strategic partnerships, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.SIGNIFICANT ACCOUNTING POLICIES

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

D) FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014.

E) INCOME TAXES

The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

F) EARNINGS (LOSS) PER SHARE

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Reported basic and diluted loss per share was the same at the reporting dates, as the diluted loss would be anti-dilutive.

G) STOCK-BASED COMPENSATION

ASC 718 “Compensation - Stock Compensation” which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

H) DERIVATIVE INSTRUMENTS

From time to time the Company has issued convertible notes as a means of providing funding. The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes.

I) REVENUE RECOGNITION

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will consist of services income and will be recognized only when all of the following criteria have been met: (i) Persuasive evidence for an agreement exists; (ii) Service has occurred; (iii) The fee is fixed or determinable; and (iv) Revenue is reasonably assured.

4.CAPITAL STOCK

A) AUTHORIZED STOCK

As of the date of this report, the Company has authorized 200,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

B) SHARE ISSUANCES

During the period ended December 31, 2015, the Company issued shares in settlement of debt and as compensation for services provided as set forth in the following table. This issuance of stock did not involve any public offering, general advertising or solicitation. At the time of the issuance, IN Media had fair access to and was in possession of all available material information about our Company. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.

In addition, the Company has issued common stock instead of cash to make purchases or settle liabilities as follows:

	Year ended December 31, 2015	Year Ended December 31, 2014
SUMMARY ISSUANCE OF COMMON STOCK
# Shares

Payment of consultants	5,103,000	-
Conversion of Notes	-	5,411,502
Payment of note interest	-	184,954
Total	5,103,000	5,596,456

Value of Shares

Payment of consultants	$5,103	$-
Conversion of Notes	-	78,625
Payment of note interest	-	2,600
Total	$5,103	$81,225

C) OPTIONS

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2015 and changes during the year then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,600,000	$0.15	-	-

Terminated options	(1,600,000)	-	-	-

Outstanding, December 31, 2015	-	-	-	-

Exercisable, December 31, 2015	-	-	-	-

5.NOTES PAYABLE

During the years ended December 31, 2015 and December 31, 2014, the Company issued, repaid or converted convertible notes as set out in the following table.

Year	Balance start of year	Original note proceeds	Original issue discount	Conversion	Repayments	Balance end of period
December 31, 2014	158,390	-	-	$ (98,390)	$ (60,000)	-
December 31, 2015	-	-	-	-	-	-

The notes were unsecured, with a term of up to one year, carrying interest at 8-10% per annum and, if not repaid at maturity, would be converted into shares of common stock at a price of 50% to 60.0% of the lowest closing prices over the twenty-five days preceding the conversion date. The Company negotiated the release of liability on all remaining notes payable as at September 30, 2014. The interest expense for the notes $39,404 in 2014 $0 in 2015

The Company recognizes the underlying value of embedded derivatives in accordance with ASC 815-15-25-1. The value of the option for noteholders to convert their notes into shares of common stock is calculated and credited as a derivative liability for the duration of the notes, while an offsetting amount is classified as a discount to the principal value of the notes. The derivative value added to the discount reserve and derivative value was $0 and $0 during the years ended December 31, 2015 and 2014, respectively. The value of the debt discount is amortized as interest expense on a straight line basis over the life of the notes. During the years ended December 31, 2015 and 2014, the Company amortized $0 and $33,683, respectively, as debt discount expense.

6.INCOME TAXES

The Company has incurred operating losses of approximately $3.9 million since inception, which, if unutilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. Details of future income tax assets are as follows:

	December 31, 2015	December 31, 2014
Future income tax assets:
Net operating loss from October 27, 2008 (inception) to December 31, 2015 less timing differences	$3,912,420	$3,886,690
Consulting, management fee and other non-cash accruals	50,000	1,086,822
Adjusted operating loss	3,862,420	2,799,868

Statutory tax rate (combined federal and state)	37.9%	37.9%
Non-capital tax loss	1,464,070	1,062,028
Valuation allowance	(1,464,070)	(1,062,028)
	$-	$-

The Company’s valuation allowance increased by $402,042 in 2015.

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. We are subject to taxation in the U.S. and the state of California. The Company is current in its state and Federal tax returns. The Company currently has no tax years subject to examination prior to December 31, 2013.

7.NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

8.RELATED PARTY TRANSACTIONS

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

Mr. Hayes, our CEO, has advanced $3,500 through Hip Appeal to pay off supplier balances on behalf of the Company. The balance to be repaid was included in related party advances .

Mr. Hayes is a director and CEO of both In Media Corporation and Hip Appeal Inc., a company with which IN Media had planned to merge. The merger plans were never consummated.

9.SUBSEQUENT EVENTS

On March 31, 2016, we filed an amendment to our Articles of Incorporation to increase the total number of authorized shares of the Company’s capital stock from 75,000,000 shares to 200,000,000 shares.

On December 19, 2016, we sold 57,446,863 shares of its common stock, par value $0.001 per share, to three parties. Of those shares, 49,446,863 we sold to RVCA Partners, LLC (“RVCA”), for an aggregate sales price of $49,446.67 ($0.001 per share), payable in cash. In addition, 4,000,000 shares were issued to Simon Westbrook as partial consideration for a settlement and release agreement wherein Mr. Westbrook released his claims for compensation and reimbursement of expense from the Registrant. In addition, 4,000,000 shares were issued to Mike Harper, as partial consideration for a settlement and release agreement wherein Mr. Harper released his claims against the Registrant for compensation and reimbursement of expense relating to his service as a consultant, officer and director of the Registrant. The shares were sold in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Rules 504, 505 and 506 thereunder.

On December 19, 2016, Mr. Hunt also joined the Board of Directors of the Registrant and became an officer. Subsequent to the share purchase and Mr. Hunt’s appointment, Messrs. Hayes and Mike Harper resigned from the Board of Directors leaving Mr. Hunt as the sole director. Mr. Hayes remains as the Registrant’s CEO and principal accounting officer and principal financial officer. Through the acquisition of the 63,440,000 shares described above, Mr. Hunt’s appointment to the Board of Directors, and Messrs. Hayes and Harper’s resignations from the Board of Directors, Mr. Hunt assumed control of the Registrant from Messrs. Hayes and Harper.

On June 23, 2017, the Registrant sold 25,000,000 shares of its common stock, par value $0.001 per share, to one party, RVCA Partners, LLC (“RVCA”), for an aggregate sales price of $25,000 ($0.001 per share), payable in cash. The shares were sold in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act of 1933.

On or about June 28, 2017, Turnaround Advisors, LLC loaned us $7,500. Principal on the Note shall be paid on or before December 31, 2017. There is no interest or origination fee for the Note. The primary use of proceeds for this Note was for payments to Frucci & Associates II for the 2015 and 2016 audit and quarterly reviews and payments for settlement of amounts owed to George Stewart, CPA, and the balance for general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

On June 27, 2017, the Board of Directors approved changing accountants by retaining Fruci & Associates II, PLLC (“Fruci & Assoc.”) to act as our independent registered public accounting firm. The Company executed an agreement to retain Fruci & Assoc. on June 27, 2017. On or about August 25, 2017, Fruci & Assoc. commenced audits of the Company’s financial statements for the 12 month periods ended 2015 and 2016. The result was a termination of our relationship with George Stewart, CPA (“GSCPA”) the Company’s former independent registered public accounting firm. The Company’s reason for the change of accountants is the Board’s understanding that GSCPA intends to cease, or at least greatly curtail, providing public company accounting work as part of its practice.

Item 9A. Controls and Procedures

Management reviewed our disclosure controls and procedures, and internal control over financial reporting and concluded that they were not effective as at the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2015.

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

With the participation of our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative to the benefit expected to be derived thereby.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers

As of the date of this report our Officers and Board of Directors were comprised of the following:

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
Howard Hayes	50	October 21, 2014	CEO & CFO

David Hunt	48	December 19, 2016	President, Secretary and Director

There are currently no employment contracts in place for any officers.

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have two directors out of a panel of seven. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Howard J. Hayes, age 50, is our principal executive officer and principal financial officer. Since May 2012, has been the President and Chief Executive Officer, and a director of Hip Appeal, Inc., a California Corporation. Hip Appeal is in the business of Manufacturing, Designing, Selling, Promoting and the Marketing of a women’s apparel line; mainly consisting of a Hip Wrap Fanny Packs, Bikinis, Hats, Clothing and Apparel and Hip Wrap Pool Wraps all with hidden pockets. In addition, since July 2006 has been the founder and Chief Operating Officer of White Brilliance, Inc., an entity that markets a home professional teeth whitening device. Mr. Hayes is also an executive with Go Light Med Systems, LLC. Prior to 2007, Mr. Hayes was a Senior Loan Officer with The Sterling Group financial Group and Equity Plus financial. Mr. Hayes earned a San Diego State Bachelor of Science degree at San Diego State University-California State University.

David S. Hunt, age 48, became a member of our management team on December 19, 2016. Originally a commercial litigation attorney, Mr. Hunt has been involved in creating, financing and growing development stage enterprises in a variety of industries since the late 1990’s. Mr. Hunt has participated as a founder, investor, advisor or legal counsel, for numerous public offerings, venture funds, private equity and debt placements, private-to-public mergers, PIPE transactions, reverse-mergers and various business development activities. Mr. Hunt is currently a member of the board of directors of Pacificore Construction, Inc. and involved in many aspects of its operations. Since joining Pacificore’s board of directors in 2011, and while becoming increasingly involved in its operations, Pacificore’s revenues have increased by approximately 30 times and has gone from never having a national client to performing jobs for more than a dozen prominent companies that operate across the U.S. and/or internationally. Mr. Hunt is currently a founding stockholder and advisor to ChargebackOps, LLC, a service provider to a number of national retailers in relation to their credit card fraud prevention. Mr. Hunt was previously a co-founder and director of AquaHydrate, Inc., a performance bottled water company sold in retailers throughout the U.S., where he was a consultant to the company through 2011.

Mr. Hunt is a graduate of the University of Utah (BA) in 1994 and California Western School of Law (JD) in 1998.

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

On October 28, 2014, we filed a Form 8-K announcing that we had signed a non-binding Letter of Intent with Hip Appeal Inc., an apparel company that caters to the fashion conscience, active, on-the-go female. This Letter of Intent provides that we will issue forty million (40,000,000) shares of common stock to Mr. Howard Hayes, our director and CEO, for 100 percent of the outstanding shares of Hip Appeal. This transaction was never consummated largely due to delays in securing the necessary shareholder approvals.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company believes that all filings of Form 3, 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company’s shares have not been timely filed.

Item 11. Executive Compensation

None during the twelve month period ended December 31, 2015.

Employment Agreements

None during the twelve month period ended December 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table lists stock ownership of our common stock, as of December 31, 2015 based on an aggregate of 73,992,932 common shares issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name of Beneficial Owner		Amount of Beneficial Ownership	Percentage of Class
Howard Hayes, CEO and director	1	15,393,137	20.8%

Michael Harper, COO and director		-

Directors and officers as a group	1	15,393,137	20.8%

Guifeng Qui		13,137,255	17.8%

Directors, officers and affiliates as a group		28,530,392	38.6%

Stock held by non-affiliates and value at December 31, 2015		45,462,540	61.4%

Item 13. Certain Relationships and Related Transactions, Director Independence

Transactions with Management and Others

Mr. Hayes, our CEO, has advanced $3,500 through Hip Appeal to pay off supplier balances on behalf of the Company. The balance to be repaid was included in accounts payable and accrued liabilities.

Mr. Hayes is a director and CEO of both In Media Corporation and Hip Appeal Inc., a company with which IN Media had planned to merge. The merger plans were never consummated.

Indebtedness of Management

None; not applicable

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

Item 14. Principal Accounting Fees and Services

The following table sets forth fees related to services performed by George Stewart, CPA and Fruci & Associates:

Audit Fees
		2015	2014
Audit Fees	(1)	$5,000	$14,300
Audit Related Fees	(2)	-	-
Tax Fees	(3)	-	-
All Other fees	(4)	-	-
Total		$5,000	$14,300

(1)Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements. The fees for 2014 went to George Stewart, CPA. The fees for 2015 went to Fruci & Associates II, PLLC.

(2)During 2015 and 2014, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)During 2015 and 2014, we did not incur fees for tax advice, tax planning and tax return preparation.

(4)During 2015 and 2014, we did not incur fees for other services.

The Board of Directors has reviewed and discussed with the Company’s management and independent registered public accounting firm the audited financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the Company’s 2015 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company’s financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company’s Annual Report on Form 10-K for its 2015 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company’s independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

PART IV

Item 15. Exhibits

The following exhibits are included with this filing:

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation*

3(ii)	Amended and Restated Bylaws*

10.1	Numerity licensing and maintenance agreement*

10.2	Numerity licensing and maintenance agreement 1st amendment*

10.3	Numerity service agreement*

10.4	Numerity service agreement 1st amendment*

10.5	Numerity service agreement 2nd amendment *

10.6	IN TV independent sales representation agreement*

10.7	Numerity license to use office agreement*

10.8	Numerity revolving credit agreement*

10.9	Numerity video library license agreement*

14.1	Financial Code of Ethics**

31.1	Sec. 302 Certification of CEO***

31.2	Sec. 302 Certification of CFO***

32.1	Sec. 906 Certification of CEO***

32.2	Sec. 906 Certification of CFO***

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

Date: October 6, 2017		IN MEDIA CORPORATION

	By:	/s/ Howard Hayes
Howard Hayes
Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer & Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Howard Hayes	October 6, 2017
Howard Hayes	Date
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/David Hunt	October 6, 2017
David Hunt	Date
Director